Form 10KSB
period 1999-05-31
LIFE SCIENCES INC
filed 1999-08-30
CIK 59401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended May 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ______

                          Commission file number 0-5099

                               LIFE SCIENCES, INC.
                 (Name of small business issuer in its charter)

           DELAWARE                                     59-0995081
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                            2900 - 72nd STREET NORTH
                          ST. PETERSBURG, FLORIDA 33710
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (727) 345-9371

      Securities registered under Section 12(b) of the Exchange Act: NONE

        Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK, $.10 PAR VALUE ("Common Stock")
                  ---------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         Registrant's revenues for its fiscal year ended May 31, 1999 were approximately $1,084,000.

         The aggregate market value of the Common Stock held by non-affiliates on August 19, 1999, the last date prior to the date hereof where a sale ($.25 per share) of Common Stock was reported on the OTC bulletin board, was approximately $331,576.25.

         As of August 19, 1999 there were 4,239,270 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of May 31, 1999 in connection with registrant's 1999 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one:) Yes [ ]
No [X]

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL EVENTS AND RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THOSE FORWARD-LOOKING STATEMENTS. SEE "ITEM 1. BUSINESS - FORWARD LOOKING STATEMENTS".

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Life Sciences, Inc., a Delaware corporation (the "Company", "LSI" or "Registrant"), was incorporated in 1963 to produce and sell specific-pathogen-free, or "SPF", laboratory animals for biomedical research, particularly in the area of cancer. Since 1990 the Company has primarily focused its activities on the production and sale of molecular biology enzymes employed in the synthesis and other manipulations of DNA and other nucleic acids.

         In 1997 the Company ceased production of SPF laboratory animals, and in 1998 shut down a joint venture then engaged in the incineration of biomedical waste. In 1999 the Company sold an outlying parcel of land to a neighboring business and, in a separate transaction, sold all of its remaining real estate and entered into a lease for the laboratory and office facilities it historically occupied. The latter sale transaction satisfied the principal amount, $859,075, of a mortgage on the property and, via forgiveness of related interest and other charges, extinguished an additional approximately $1,200,000 of indebtedness.

         While revenues during the most recent three fiscal year period beginning June 1, 1996 went from approximately $660,000 to approximately $1,084,000, the Company did not have an operating profit during that time. Those revenue and additional loans from affiliated parties allowed LSI to continue in business and to carry out only those activities absolutely essential to its survival. While the number of Registrant's employees during this time period remained relatively constant, the mix changed to accommodate the shift in the emphasis of the Company's business from SPF laboratory animals to molecular biology enzymes.

BUSINESS OF REGISTRANT

         LSI is a biotechnology company engaged primarily in the production and sale of enzymes used in the synthesis and manipulation of DNA an other nucleic acids. The Company specializes in enzyme products employed by scientists to make genetic (DNA) sequences, which sequences are utilized in basic research and the genetic modification of plants, animals and other organisms. Genetically modified organisms provide the basis for production of unique, genetically engineered drugs, the optimization of certain industrial processes to include food production, and many other applications.

         For more than 15 years LSI has produced and sold enzymes recovered from retroviruses, a family of viruses that includes HIV, the causative agent of AIDS. Specifically the Company propagates large quantities of avian myeloblastosis virus ("AMV") from which it harvests the enzymes AMV reverse transcriptase and integrase. Reverse transcriptase causes the synthesis of cDNA from an RNA template, while integrase catalyzes the cutting of genetic material and is believed to aid the splicing of retrovirus genes or other foreign DNA into the host's chromosome.

         In the just ended fiscal year, the Company expanded its production capability to include the two enzymes of bacterial origin that in combination with AMV reverse transcriptase are required to carry out nucleic acid amplification using nucleic acid sequence based amplification ("NASBA"), a proprietary method for rapid, test-tube synthesis of billions of copies of specific fragments of RNA or DNA. NASBA technology, now owned by the Organon Teknika a business unit of Akzo Nobel (the Netherlands based chemical and pharmaceutical giant) and licensed to other diagnostic manufacturers, is primarily employed in products for assessment of human health to identify the presence and concentration of viral (virus load) and bacterial pathogens in the body fluids of patients with diseases such as hepatitis or HIV infection.

         In addition to the sale of enzymes produced in its own facilities, the Company also sells enzymes produced by others, as well as products that arise from the combination of enzymes with other substrates into kits used to carry out certain specific molecular biology reactions. These products include:

         AMV RT CDNA SYNTHESIS KIT - a product designed to maximize the test tube synthesis of full-length cDNA to provided an optimal template for polymerase chain reaction (PCR) based amplification and other experimental techniques; and

         NASBA RESEARCH KIT - a product utilized for nucleic acid amplification that is uniquely suited for the amplification of RNA.

         Individuals and organizations engaged in basic genetic research and the development of genetically engineered products are currently the Company's primary customers for it's enzyme products.

         Registrant currently derives most of its revenue from the sale of AMV reverse transcriptase and T7 RNA polymerase. When used in combination with the enzyme RNase-H, these products in proprietary combinations are used to cause the directed amplification, or copying, of specific segments of RNA or DNA. This method, along with LSI's enzymes, are employed by the Company and certain of its customers in the identification of pathogens involved in various human diseases and their presence as contaminants in water and other materials that may be ingested by humans.

         The Company sells its molecular biology enzyme products directly to end users who carry out nucleic acid related research and product development at universities and diagnostic and pharmaceutical manufacturers, primarily in the United States and Europe. Direct mail and internet based communication are employed in these efforts. The Company also utilizes independent distributors in Europe and Asia for distribution of it products in those regions of the World. In addition, the Company sells a significant portion of its enzyme production to other manufacturers or resellers who either use the product as a component in kits of their own manufacture, or resell the enzymes in combination with other substrates to end users. The Company employs four professional scientists and eight technicians in its enzyme operations.

         Since December 1998, over 40% of the Company's revenues have arisen from the sale of a special formulation of all of LSI's internally produced enzyme products to a single clinical diagnostic manufacturer. A recently negotiated supply agreement with this manufacturer, Organon Teknika, provides that the Company will, until August 2002, supply the enzymes at a rate about equal to the approximately $400,000 of sales of this product during the six months ended July 31, 1999. Because of the unique formulation of the enzymes, this agreement includes a take-or-pay provision that obligates the buyer to take delivery of or to pay on an agreed upon schedule for the enzymes that the Company has produced to meet its obligations to the customer under the agreement. During the year ended May 31, 1999, the Company was also dependent on a single Asian independent distributor for an additional 15% of the Company's enzyme revenues for the year.

         The Company has begun development of products for rapid detection of biological contaminants in environment related locations (drinking water and air), as well as in food and certain samples used to identify the causative agent of certain human diseases. All of the Company's planned environmental and clinical diagnostic products for detection of viral or bacterial pathogens are based on Organon Teknika's NASBA technology. The Company has licensed the NASBA technology from Organon Teknika for certain specific applications and reached agreement with other unaffiliated parties to expand the scope of LSI's NASBA related activities. The NASBA method employs all of the Company's internally produced enzyme products in conjunction with other substrates to cause rapid replication (amplification) of specific segments of nucleic acids. Confirmation of the presence of large numbers of a single segment of RNA or DNA after the amplification reaction is the basis for determination of the identity of contaminating viruses or bacteria.

         In 1997, Registrant entered into the first of two agreements with Innovative Biotechnologies, Inc. ("Innovative"), a Niagara Falls, New York company, to provided technical and financial support in the development of a NASBA based test for the waterborne pathogen, Cryptosporidium parvum. This development effort was successfully completed earlier this year, and in Autumn 1999 the Company expects to begin sole-source supply to Innovative of all of the molecular biology components of the C. parvum test as well as distribution of the complete test worldwide. The Company expects to independently develop additional NASBA based tests for waterborne pathogens.

         The Company has executed a letter of intent with 1144668 Ontario Ltd., ("NumberCo"), a Mississauga, Ontario company, that will enable LSI to produce and sell NASBA based test kits for detection of food borne pathogens. NumberCo, a successor to Cangene Corp, the original owner of the NASBA technology, retained a license to utilize NASBA for detection of food borne pathogens at the time the NASBA related patents and related technology were conveyed to Organon Teknika in 1995. The joint venture of the Company and NumberCo contemplated by the executed letter of intent is expected to begin operations in Autumn 1999 and projects introduction of its first product, a NASBA based test for Listeria monocytogenes, to the research market in early 2000. The Company expects to produce and sell additional tests for food borne pathogens that are developed by the planned joint venture with NumberCo.

         In addition to its enzyme related activities, the Company has continued its development of a light based analyzer and related sensors for real-time detection of certain chemicals in the air and in aqueous solutions.

COMPETITION

         The Company competes with independent laboratories, laboratory product distributors, clinical diagnostic producers, and non-profit organizations, many of which are larger and have greater resources than the Company.

         The enzyme segment of the molecular biology industry in which the Company primarily markets its products is highly fragmented, but includes several companies with substantially greater financial resources, product development capabilities and management depth than LSI. Registrant believes its direct competition arises primarily from its competitors' sale of genetically engineered variants of its major product, AMV reverse transcriptase, which are sometimes sold at a lower price than the Company's natural-origin product.

         With respect to its planned environmental and clinical diagnostic products, the Company will encounter entrenched competition from products that incorporate the more widely accepted polymerase chain reaction (PCR) method for amplification of segments of DNA.

SOURCE AND AVAILABILITY OF MATERIALS

         The principal supplies used in the Company's business consist of domestic livestock, laboratory plasticware, glassware, chemicals and animal feed. Except as described below, these supplies are available from numerous suppliers, and the Company has experienced no difficulty in purchasing adequate supplies for its operations. Biological specimens, day old birds, utilized in the production of the virus substrate from which AMV reverse transcriptase is derived, are of a specific type and are not widely available. To insulate itself from disruptions in supply of these birds, LSI has initiated an internal hatchery operation that enables the Company to sustain its supplies of birds through the purchase of fertilized eggs from any of 10 hatcheries throughout the United States. In addition, the Company maintains substantial inventories of the virus substrate, a portion of which is stored at an off-site, contingent production facility.

PATENTS, TRADEMARKS AND LICENSES

         The Company holds a series of nonexclusive licenses that enable it to employ a proprietary technology, nucleic acid sequence based amplification (NASBA), in the production and sale of products for identification of pathogenic organisms, including biological warfare agents in water, food and air. The NASBA license regime also permits the Company to produce and sell, in China and Taiwan only, products for identification of certain viral and bacterial pathogens that cause a variety of human diseases.

         The Company holds a separate nonexclusive license to produce and sell products incorporating a proprietary liposome-based technology for rapid, low cost electrochemical or colorimetric detection and analysis of the outcome of the nucleic acid amplification events engendered in the NASBA reaction.

         The Company also holds a license to produce and sell a renewable chemical reagent sensor, the FlowProbe, for real time detection of inorganic and organic chemical contaminants in water and other aqueous solutions.

         In addition to the foregoing, LSI also holds a concession from the University of Florida Research Foundation that will permit the Company to operate a contingent production facility at the Sid Martin Biotechnology Center, an affiliate of the University of Florida, for emergency production of LSI's enzyme products using pre-positioned substrates. The availability of contingent production facility is a necessary condition of certain multi-year agreements into which the Company has entered to supply enzymes for use in certain clinical diagnostic kits produced by others.

ENVIRONMENTAL MATTERS

         The Company believes it is in compliance with all relevant federal, state and local environmental regulations, and does not expect to incur significant costs in the foreseeable future to maintain compliance with such regulations.

EMPLOYEES

         At May 31, 1999, the Company employed 21 people, including ten professional employees.

RESEARCH AND DEVELOPMENT

         Product development expenses were $144,000 in 1998 and $139,000 in 1999. Of these amounts, 62% in 1998 and 85% in 1999 was applied to the expansion of the Company's family of enzyme products and the creation of novel formulations of the enzymes used in the NASBA reaction in order to satisfy the revised requirements of a major customer. The same enzyme formulations will be used in the NASBA based diagnostic products that will be produced by the Company. The remaining amounts were applied in both years to the development of a real time analyzer and related sensors for real-time detection of chemical contaminants in water and air.

FORWARD LOOKING STATEMENTS

         Some of the statements in this report are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions, known and unknown risks, uncertainties and other factors that may affect the business and prospects of LSI and cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by the forward-looking statements. These factors include longer product development lead times, delays in product roll outs, failure to obtain anticipated contracts with third parties or orders from customers, or less favorable contracts with third parties or lower than expected volumes from customers, higher material and labor costs, unfavorable patent or other technology decisions, the availability of adequate sources of working capital and cash flow, and economic, competitive, technological, governmental and other factors. In addition, from time to time the Company may make other forward-looking statement in future filings (including exhibits) with the Securities and Exchange Commission (the "Commission"), in reports of the Company to its stockholders, and in other communications made by or with the approval of the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company leases a facility of approximately 24,000 square feet at 2900 - 72nd Street North, St. Petersburg, Florida 33710 under the terms of a five-year lease expiring in 2004, subject to two five year options to extend. Until May 1999 this property was owned by the Company. Registrant's executive and other offices, and its laboratories are located within these facilities, the majority of which was constructed in 1969 and the balance in 1962. Management believes these facilities are adequate to meet the needs of the Company's for the foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.

         Registrant is a defendant in an action captioned Imaging Science Technologies, Inc. v. Life Sciences, Inc., Pinellas County, Florida Circuit Court Case No. 98-6412-CI-19, which was served on the Company in October 1998. The complaint seeks unspecified damages based on allegations the Company failed to hold allegedly confidential information relating to immunobiosensors and related technology in confidence, failed to return such information to the plaintiff, and disclosed or used such information for its own purposes. The Company has denied the material allegations of the complaint. Management of the Company believes plaintiff's claims are without merit and are immaterial to the business, operations and prospects of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during Registrant's fiscal quarter ended May 31, 1999 to a vote of its stockholders.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Common Stock of the Company is inactively traded in low volumes in the over-the-counter (bulletin board) market under the symbol "LFSC". The high and low reported bid prices of the Common Stock for the periods indicated are set forth in the following table:

                                               HIGH              LOW
                                            BID PRICES       BID PRICES
                                            ----------       -----------
YEAR ENDED MAY 31, 1998:
         First Quarter                        $0.218           $0.156
         Second Quarter                       $0.218           $0.100
         Third Quarter                        $0.187           $0.100
         Fourth Quarter                       $0.187           $0.080

YEAR ENDED MAY 31, 1999:
         First Quarter                        $1.187           $0.100
         Second Quarter                       $0.875           $0.312
         Third Quarter                        $0.312           $0.200
         Fourth Quarter                       $0.562           $0.220

YEAR ENDED MAY 31, 2000:
         First Quarter                        $0.300           $0.250
         (through August 27, 1999)

         The sale price of the Common Stock was reported as $.25 per share on August 19, 1999, the last date prior to the date of this report where a sale of Common Stock was reported on the OTC bulletin board. On August 27, 1999, the bid and ask prices for the Common Stock were reported as $.25 and $.5625 per share, respectively. The preceding quotations were reported through market makers or other inter-dealer quotation medium. Those quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

HOLDERS

         At August 19, 1999, there were approximately 1,200 holders of record of the Common Stock.

DIVIDENDS

         No cash dividends were paid at any time during the Company's two most recent fiscal years, and the Company does not anticipate or contemplate paying cash dividends in the foreseeable future. In addition, dividends generally may only be paid under the laws of the State of Delaware, the place the Company is incorporated, out of a corporation's "surplus" (generally the difference between (i) the total assets of the corporation and (ii) the sum of its total liabilities, plus the aggregate par value of its outstanding stock), or its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. These provisions would be expected to prevent the Company from paying a dividend at this time.

RECENT SALES OF UNREGISTERED SECURITIES

         The only securities sold by Registrant during the preceding three years without registration under the Securities Act of 1933, as amended (the "Securities Act"), were the 1,399,927 shares of Common Stock sold by the Company in April and May 1999 in two private transactions effected directly by Registrant with accredited investors and without the payment of any commissions. These transactions were entered into by the Company with Simon Srybnik, its Chairman and CEO, a member of his family, and business entities wholly owned by Mr. Srybnik and members of his family.

         Louis Srybnik, the brother of Simon Srybnik, agreed in April 1999 to accept 57,142 shares of Common Stock at $0.4375 per share in payment and discharge of the $25,000.00 principal amount of a debt which at the time aggregated approximately $29,300.00. The debt arose through Louis Srybnik's earlier loan to the Company. Interest and other charges in the amount of approximately $4,300.00 were forgiven in the transaction.

         In May 1999 Simon Srybnik and business entities wholly owned by him and his two brothers, Louis and Julius Srybnik, agreed to accept an aggregate of 1,342,785 shares of Common Stock at $0.405 per share in payment and discharge of the $543,829.39 principal amount of indebtedness represented by various loans made by them to Registrant over the prior years. At the time of the transaction, the debts aggregated approximately $760,600.00. Interest and other charges of approximately $216,770.00 were forgiven in the transaction.

         Each of the investors in these two transactions represented to Registrant that they were accredited investors within the meaning of Regulation D, as adopted by the Commission under the Securities Act, by virtue of directly (in the case of the individual investors) or indirectly through their owners (in the case of the entity investors) meeting the income and/or net worth portions of the definition of accredited investor within that regulation. The investors also each made various representations to the Company regarding their investment intent and sophistication, their knowledge of and access to information regarding the business and affairs of the Company, and similar matters typical in such private placement transactions. On the basis of all of the relevant facts and circumstances, Registrant relied on the provisions of Rule 506 of Regulation D and/or Section 4(2) of the Securities Act in effecting the transactions without registration under that act.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           (To be completed by amendment to this Form 10-KSB.)

ITEM 7.           FINANCIAL STATEMENTS.

                           (To be completed by amendment to this Form 10-KSB.)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.

                                    PART III


ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

         Registrant incorporates herein by this reference the information contained under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting

Compliance" in its definitive proxy statement to be filed with the Commission in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 120 days after May 31, 1999 (the "Definitive Proxy Statement").

ITEM 10.          EXECUTIVE COMPENSATION.


         Registrant incorporates herein by this reference the information in the Definitive Proxy Statement under the caption "Executive Compensation".


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.


         The information under the caption "Beneficial Ownership of Common Stock" in the Definitive Proxy Statement is incorporated by Registrant herein by this reference.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Registrant incorporates herein by this reference the information in the Definitive Proxy Statement under the caption "Certain Transactions".


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

                   (To be completed by amendment to this Form 10-KSB.)

(b)      REPORTS ON FORM 8-K.

         Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report on Form 10-KSB.


                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LIFE SCIENCES, INC.

Date:   August 30, 1999                     By: /s/  SIMON SRYBNIK
                                               ----------------------------
                                                Simon Srybnik, Chairman
                                                and Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Registrant, and in the capacities and on the dates indicated.

  /s/  SIMON SRYBNIK            Director, Chairman, CEO,       August 30, 1999
---------------------------     and President
        Simon Srybnik           (Principal Executive Officer)


  /s/  CHARLES KLEIM            Controller                     August 30, 1999
---------------------------
        Charles Kleim

  /s/  STEVEN VICTOR            Director                       August 30, 1999
---------------------------
         Steven Victor

                                  EXHIBIT INDEX

               (To be completed by amendment to this Form 10-KSB.)



                            FINANCIAL DATA SCHEDULE

               (To be completed by amendment to this Form 10-KSB.)