Form 10KSB/A
period 1999-05-31
LIFE SCIENCES INC
filed 2000-05-01
CIK 59401

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended May 31, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to ___________

                          Commission file number 0-5099

                               LIFE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           DELAWARE                                      59-0995081
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            2900 - 72nd STREET NORTH
                          ST. PETERSBURG, FLORIDA 33710
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (727) 345-9371
                                              --------------

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                  COMMON STOCK, $.10 PAR VALUE ("Common Stock")
         --------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to the Form 10-KSB [ ].

         Registrant's revenues for its fiscal year ended May 31, 1999 were approximately $1,084,000.

         The aggregate market value of the Common Stock held by non-affiliates on April 26, 2000, based on the closing sale price of the Common stock on that day ($2.00) on the OTC bulletin board, was $2,866,910.

         As of May 31, 1999 and as of April 26, 2000 there were 4,196,670 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       AMENDMENT TO APPLICATION OR REPORT
                FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                               LIFE SCIENCES, INC.

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

         The undersigned registrant, Life Sciences, Inc., a Delaware corporation (the "Company", "LSI" or "Registrant"), hereby amends the following items, financial statements, exhibits and other portions of its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999 as set forth in the attached pages:

         Item 1.  Description of Business

         Item 2.  Description of Property

         Item 5.  Market for Common Equity and Related Stockholder Matters

         Item 6.  Management's Discussion and Analysis or Plan of Operation

         Item 7.  Financial Statements

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Item 10. Executive Compensation

         Item 11. Security Ownership of Certain Beneficial Owners and Management

         Item 12. Certain Relationships and Related Transactions

         Item 13. Exhibits and Reports on Form 8-K

                  (a)  Exhibits Required by Item 601 of Regulation S-B

         Exhibit Index

         Financial Data Schedule

and repeats the following items without amendment from its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999 as originally filed on August 30, 1999:

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Item 13. Exhibits and Reports on Form 8-K

                  (b)      Reports on Form 8-K

THIS ANNUAL REPORT ON FORM 10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL EVENTS AND RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THOSE FORWARD-LOOKING STATEMENTS. SEE "ITEM 1. BUSINESS - FORWARD LOOKING STATEMENTS".

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

         In 1997 the Company ceased production of SPF laboratory animals, and in 1998 shut down a joint venture then engaged in the incineration of biomedical waste. In 1999 the Company sold an outlying parcel of land to an unaffiliated neighboring business and, in a separate transaction in May 1999, sold all of its remaining real estate and entered into a lease for the laboratory and office facilities it historically occupied. The latter sale transaction satisfied the $859,075 principal amount of a mortgage on the property and extinguished the additional mortgage indebtedness secured by the property. The Company also eliminated in 1999 an additional $568,829 of principal amount of indebtedness through its conversion into 1,399,927 shares of the Company's Common Stock. In the mortgage satisfaction transaction and the conversion of debt to equity transactions, interest and other amounts aggregating approximately $1,100,000 were forgiven and extinguished. The mortgage satisfaction transaction, the lease transaction, the conversion of debt to equity transactions, and the forgiveness of indebtedness transactions, were each effected with parties affiliated with LSI in a restructuring of the Company.

         While revenues during the most recent three fiscal year period beginning June 1, 1996 went from approximately $660,000 to approximately $1,084,000, the Company did not have a material operating profit during that time. Those revenue and additional loans from affiliated parties allowed LSI to continue in business and to carry out only those activities absolutely essential to its survival. While the number of Registrant's employees during this time period remained relatively constant, the mix of employees changed to accommodate the shift in the emphasis of the Company's business from SPF laboratory animals to molecular biology enzymes.

BUSINESS OF REGISTRANT

         LSI is a biotechnology company engaged primarily in the production and sale of enzymes used in the synthesis and manipulation of DNA and other nucleic acids. The Company specializes in enzyme products employed by scientists to make genetic (DNA) sequences, which sequences are utilized in basic research and the genetic modification of plants, animals and other organisms. Genetically modified organisms provide the basis for production of unique, genetically engineered drugs, the optimization of certain industrial processes to include food production, and many other applications.

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

         In the just ended fiscal year, the Company expanded its production capability to include the two enzymes of bacterial origin that in combination with AMV reverse transcriptase are required to carry out nucleic acid amplification using nucleic acid sequence based amplification ("NASBA"), a proprietary method for rapid test-tube synthesis of billions of copies of specific fragments of RNA or DNA. NASBA technology, now owned by Organon Teknika, a business unit of Akzo Nobel (the Netherlands based chemical and pharmaceutical giant), and licensed to other diagnostic manufacturers, is primarily employed in products for assessment of human health to identify the presence and concentration of viral (virus load) and bacterial pathogens in the body fluids of patients with diseases such as hepatitis or HIV infection.

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

         Individuals and organizations engaged in basic genetic research and the development of genetically engineered products are currently the Company's primary customers for its enzyme products.

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

         The Company sells its molecular biology enzyme products directly to end users who carry out nucleic acid related research and product development at universities and diagnostic and pharmaceutical manufacturers, primarily in the United States and Europe. Direct mail and internet-based communication are employed in these efforts. The Company also utilizes independent distributors in Europe and Asia for distribution of its products in those regions of the World. In addition, the Company sells a significant portion of its enzyme production to other manufacturers or resellers who either use the product as a component in kits of their own manufacture, or resell the enzymes in combination with other substrates to end users. The Company employs four professional scientists and eight technicians in its enzyme operations.

         Since December 1998, over 40% of the Company's revenues have arisen from the sale of a special formulation of all of LSI's internally produced enzyme products to a single clinical diagnostic manufacturer. A supply agreement currently being negotiated with this manufacturer, Organon Teknika, is expected to provide that the Company will, until August 2002, supply the enzymes at a rate about equal to the approximately $400,000 of sales of this product to this customer during the six months ended July 31, 1999. During the year ended May 31, 1999, the Company was also dependent on a single Asian independent distributor for an additional 15% of the Company's enzyme revenues for the year.

         The Company has begun development of products for rapid detection of biological contaminants in environment related locations (drinking water and air), as well as in food and certain samples used to identify the causative agent of certain human diseases. All of the Company's planned environmental and clinical diagnostic products for detection of viral or bacterial pathogens are based on Organon Teknika's NASBA technology. The Company has licensed the NASBA technology from Organon Teknika for certain specific applications and expects to reach agreement with other unaffiliated parties to expand the scope of LSI's NASBA related activities. The NASBA method employs all of the Company's internally produced enzyme products in conjunction with other substrates to cause rapid replication (amplification) of specific segments of nucleic acids. Confirmation of the presence of large numbers of a single segment of RNA or DNA after the amplification reaction is the basis for determination of the identity of contaminating viruses or bacteria.

         In 1997, Registrant entered into the first of two agreements with Innovative Biotechnologies, Inc. ("Innovative"), a Niagara Falls, New York company, to provided technical and financial support in the development of a NASBA based test for the waterborne pathogen, Cryptosporidium parvum. This development effort was successfully completed in the Fall of 1999, and in the Spring of 2000 the Company expects to begin supplying to Innovative all of the molecular biology components of the C. parvum test as well as distribution of the complete test in certain areas of the world. The Company expects to independently develop additional NASBA based tests for waterborne pathogens.

         The Company executed in June 1999 a letter of intent with 1144668 Ontario Ltd., ("NumberCo"), a Mississauga, Ontario company, that is expected to enable LSI to produce and sell NASBA based test kits for detection of food borne pathogens. NumberCo, a successor to Cangene Corp., the original owner of the NASBA technology, retained a license to utilize NASBA for detection of food borne pathogens in 1995 when the NASBA related patents and related technology were conveyed to Organon Teknika. The joint venture of the Company and NumberCo contemplated by this executed letter of intent is expected to begin operations in the Summer of 2000 and projects introduction of its first product, a NASBA based test for Listeria monocytogenes, to the research market in late 2000. The Company expects to produce and sell additional food borne pathogens tests developed by the planned joint venture with NumberCo.

         In addition to its enzyme related activities, the Company has continued its development of a light based analyzer and related sensors for real-time detection of certain chemicals in the air and in aqueous solutions. This work, begun more than five years ago with US Department of Energy funding in conjunction with Lockheed Martin Corp., was slowed in recent years by limited working capital. However, the Company's activity in this area led to the February 2000 execution of a letter of intent with Life Sciences, Corp. ("LSC"), an unaffiliated, Gaithersburg, Maryland company, and Accident Prevention Plus, LLC ("APP"), a Hauppauge, New York company, to form a joint venture that would operate state-wide alcohol interlock services initially in the states of Florida and Georgia. This letter of intent further contemplates the development and sale of a novel motor vehicle safety related device that combines a breath alcohol detector based motor vehicle ignition interlock with a motor vehicle data logger. The proposal anticipates a to-be-completed definitive agreement that, among other things, is expected to obligate LSC to make available to the proposed joint venture a breath alcohol analyzer based ignition interlock, as to which LSC holds an exclusive license for distribution in North America, and a license to proprietary software that it has developed and currently uses to support state-wide alcohol interlock programs in 13 states. The contemplated definitive agreement is similarly expected to obligate APP to grant a license to the joint venture to utilize APP's proprietary software and related hardware design for a motor vehicle data logger. The letter of intent provides for equal holdings in the proposed venture by each of APP, LSC and the Company.

         The formation of the proposed joint venture anticipates rapidly expanding mandated usage of alcohol interlock devices nationwide, as individual states enact legislation and administrative policies to satisfy certain requirements related to monitoring of motor vehicle operators with multiple DUI convictions. Such monitoring or impoundment of vehicles is mandated in provisions of the U.S. Transportation Equity Act for the 21st Century (TEA 21) that take effect in October 2000. The potential for successful, rapid extension of alcohol interlock programs into a large number of states with relatively modest requirements for capital is enhanced by the combination of the interlock devices and data logger.

         In addition to applications of the proposed integrated instrument related to monitoring the breath alcohol level of a motor vehicle operator prior to starting the vehicle, and from time to time during the course of the vehicle's operation, the data logger component of the device would monitor and magnetically store a record of salient parameters associated with the vehicle performance. Information related to vehicle speed, acceleration and deceleration rates, engine speed, etc. for over 600 hours of vehicle operation may be stored on a credit card like device, or communicated in real time to other locations via modem.

         The participants in the proposed joint venture expect to extend the range of applications of the integrated data logger / interlock to embrace monitoring of vehicle operator behavior, including sensors and alarms to detect and warn of drowsiness.

COMPETITION

         The Company competes with independent laboratories, laboratory product distributors, clinical diagnostic producers, and non-profit organizations, many of which are larger and have greater resources than the Company.

         The enzyme segment of the molecular biology industry in which the Company primarily markets its products is highly fragmented, but includes several companies with substantially greater financial resources, product development capabilities and management depth than LSI. Registrant believes its direct competition in its existing business arises primarily from its competitors' sale of genetically engineered variants of its major product, AMV reverse transcriptase, which are sometimes sold at a lower price than the Company's natural-origin product.

         With respect to its planned environmental and clinical diagnostic products, the Company will encounter entrenched competition from products that incorporate the more widely accepted polymerase chain reaction (PCR) method for amplification of segments of DNA. Vigorous competition is also anticipated in connection with the proposed joint venture concerning interlock and data logger devices.

SOURCE AND AVAILABILITY OF MATERIALS

         The principal supplies used in the Company's business consist of domestic livestock, laboratory plastic ware, glassware, chemicals and animal feed. Except as described below, these supplies are available from numerous suppliers, and the Company has experienced no difficulty in purchasing adequate supplies for its operations. Biological specimens (day old birds) utilized in the production of the virus substrate from which AMV reverse transcriptase is derived, are of a specific type and are not widely available. To insulate itself from disruptions in supply of these birds, LSI has initiated an internal hatchery operation that enables the Company to sustain its supplies of birds through the purchase of fertilized eggs from any of 10 hatcheries throughout the United States. In addition, the Company maintains substantial inventories of the virus substrate, a portion of which is stored at an off-site, contingent production facility.

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

         In addition to the foregoing, LSI also holds a concession from the University of Florida Research Foundation that will permit the Company to operate a contingent production facility at the Sid Martin Biotechnology Center, an affiliate of the University of Florida, for emergency production of LSI's enzyme products using pre-positioned substrates. The availability of a contingent production facility is expected to be a necessary condition of a multi-year agreement being negotiated by the Company to supply enzymes for use in certain clinical diagnostic kits produced by others.

ENVIRONMENTAL MATTERS

         The Company believes it is in compliance with all relevant federal, state and local environmental regulations, and does not expect to incur significant costs in the foreseeable future to maintain compliance with such regulations.

EMPLOYEES

         At May 31, 1999, the Company employed 21 people, including ten professional employees.

RESEARCH AND DEVELOPMENT

         Product development expenses were $89,284 in 1998 and $118,298 in 1999. Of these amounts, the majority was applied to the expansion of the Company's family of enzyme products and the creation of novel formulations of the enzymes used in the NASBA reaction in order to satisfy the revised requirements of a major customer. The same enzyme formulations will be used in the NASBA based diagnostic products that will be produced by the Company. The remaining amounts were applied in both years to the development of a real time analyzer and related sensors for real-time detection of chemical contaminants in water and air.

FORWARD LOOKING STATEMENTS

         Some of the statements in this report are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions, known and unknown risks, uncertainties and other factors that may affect the business and prospects of LSI and cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by the forward-looking statements. These factors include longer product development lead times, delays in product roll outs, failure to obtain anticipated contracts with third parties or orders from customers, or less favorable contracts with third parties or lower than expected volumes from customers, higher material and labor costs, unfavorable patent or other technology decisions, the availability of adequate sources of working capital and cash flow, and economic, competitive, technological, governmental and other factors. In addition, from time to time the Company may make other forward-looking statements in future filings (including exhibits) with the Securities and Exchange Commission (the "Commission"), in reports of the Company to its stockholders, and in other communications made by or with the approval of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases a facility of approximately 24,000 square feet at 2900 - 72nd Street North, St. Petersburg, Florida 33710 under the terms of a five-year lease expiring in 2004. Minimum annual rental under the lease is $90,000. Until May 1999 the Company owned this property. At that time, Registrant sold the property to an affiliated entity in satisfaction of the mortgage indebtedness held by the affiliate on the property. See notes 9 and 10 to Registrant's audited financial statements referred to in Item 7 of this Amendment No. 1 to Annual Report on Form 10-KSB.

         Registrant's executive and other offices, and its laboratories are located within these facilities, the majority of which was constructed in 1969 and the balance in 1962. Management believes these facilities are adequate to meet the needs of the Company's through the end of the lease term.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Common Stock of the Company is inactively traded in low volumes in the over-the-counter (bulletin board) market under the symbol "LFSCE". The high and low reported bid prices of the Common Stock for the periods indicated are set forth in the following table:


                                               HIGH              LOW
                                            BID PRICES       BID PRICES
                                            ----------       ----------
YEAR ENDED MAY 31, 1998:
         First Quarter                        $0.218           $0.156
         Second Quarter                       $0.218           $0.100
         Third Quarter                        $0.187           $0.100
         Fourth Quarter                       $0.187           $0.080


YEAR ENDED MAY 31, 1999:
         First Quarter                        $1.187           $0.100
         Second Quarter                       $0.875           $0.312
         Third Quarter                        $0.312           $0.200
         Fourth Quarter                       $0.562           $0.220

YEAR ENDED MAY 31, 2000:
         First Quarter                        $0.300           $0.250
         Second Quarter                       $1.125           $0.250
         Third Quarter                        $0.937           $0.125
         Fourth Quarter                       $0.300           $0.125
         (through April 26, 2000)             $1.500           $2.000

         The sale price of the Common Stock was reported as $.25 per share on August 19, 1999 (the last date prior to the date of the original date of this report where a sale of Common Stock was reported on the OTC bulletin board) and $2.00 on April 26, 2000 (the last date prior to the date of this amended report where a sale of Common Stock was reported on the OTC bulletin board). On April 26, 2000, the closing bid and ask prices for the Common Stock were reported as $1.50 and $2.00 per share, respectively. The preceding quotations were reported through market makers or other inter-dealer quotation medium. Those quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions.

HOLDERS

         At August 19, 1999 and at April 26, 2000 there were approximately 1,200 holders of record of the Common Stock.

DIVIDENDS

         No cash dividends were paid at any time during the Company's two most recent fiscal years, and the Company does not anticipate or contemplate paying cash dividends in the foreseeable future. In addition, dividends generally may only be paid under the laws of the State of Delaware, the place of the Company's incorporation, out of a corporation's "surplus" (generally the difference between (i) the total assets of the corporation and (ii) the sum of its total liabilities, plus the aggregate par value of its outstanding stock), or its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. These provisions would be expected to prevent the Company from paying a dividend at this time.

RECENT SALES OF UNREGISTERED SECURITIES

         The only securities sold by Registrant during the preceding three years without registration under the Securities Act of 1933, as amended (the "Securities Act"), were the 1,399,927 shares of Common Stock sold by the Company in April and May 1999 in two private transactions effected directly by Registrant with accredited investors and without the payment of any commission. The Company entered into these transactions with Simon Srybnik, its Chairman and CEO, a member of Simon Srybnik's family, and business entities wholly owned by Mr. Srybnik and members of his family.

         Louis D. Srybnik, the brother of Simon Srybnik, agreed in April 1999 to accept 57,142 shares of Common Stock at $0.4375 per share in payment and discharge of the $25,000.00 principal amount of a debt due to him. The debt arose through Louis D. Srybnik's earlier loan to the Company. Interest and other charges in the amount of approximately $4,300.00 were forgiven or deemed not to have accrued in the transaction.

         In May 1999 Simon Srybnik and business entities wholly owned by him and his two brothers, Louis D. and Julius B. Srybnik, agreed to accept an aggregate of 1,342,785 shares of Common Stock at $0.405 per share in payment and discharge of the $543,829.39 principal amount of indebtedness represented by various loans made by them to Registrant over the prior years. Interest and other charges of approximately $216,770.00 were forgiven or deemed not to have accrued in the transaction.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Introductory Note

         Some of the statements in the following discussion and analysis, and elsewhere in this Annual Report are "forward-looking statements" and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that these forward-looking statements reflect numerous assumptions, known and unknown risks, uncertainties and other factors that may affect the business and prospects of LSI and cause the actual results, performance or achievements of the Company to differ materially from those expressed or implied by the forward-looking statements. These factors include longer product development lead times, delays in product roll outs, failure to obtain anticipated contracts with third parties or orders from customers, or less favorable contracts with third parties or lower than expected volumes from customers, higher material and labor costs, unfavorable patent or other technology decisions, the availability of adequate sources of working capital and cash flow, and economic, competitive, technological, governmental and other factors. In addition, from time to time the Company may make other forward-looking statements in future filings (including exhibits) with the Securities and Exchange Commission, in reports of the Company to its stockholders, and in other communications made by or with the approval of the Company.

         Due to the Company's history of operating losses and continued reliance on loans and advances from related parties, the Company's independent certified public accountants have qualified their report dated September 8, 1999 on the Company's financial statements as to a going concern uncertainty. The following commentary within management's discussion and analysis addresses the Company's plans with regard to these matters and subsequent events that have a direct bearing on these matters.

         While revenues from the sale of molecular biology enzymes during fiscal 1999 of $1.08 million were essentially unchanged from the prior year, a significant shift in the mix of particular enzyme products occurred. The change reflects the commencement of sales to Organon Teknika, the Netherlands based manufacturer of clinical diagnostics products, of a novel combination of enzymes utilized in a proprietary nucleic acid amplification reaction. Until fiscal year 1999, Organon Teknika had purchased only AMV RT from LSI and procured the remainder of the enzymes required for the NASBA amplification technology from other vendors. A supply agreement currently being negotiated with Organon Teknika is expected to commit it to purchase the combination of three enzymes from LSI until

January 2002. The Company currently projects sales of the NASBA enzymes of slightly less than $1 million for the fiscal year ending May 31, 2000.

         Although the Company's sales to Organon Teknika increased during the 1999 fiscal year, sales to Pacific Rim customers were adversely impacted during the first half of the fiscal year by generally downward economic trends in Japan and other countries in the region. Sales to this region rebounded during the final quarter of the 1999 fiscal year and the Company expects this restored level to be sustained through fiscal year 2000.

         The cost of sales of enzyme products increased less than $5,000 between fiscal 1998 and 1999.

         Expenses related to the operating and administrative elements of the Company's operations increased more than 50% to slightly more than $600,000 between the periods. Significant increases in wages and a portion of the added amounts for professional expense reflect the costs associated with the sale of real estate and the recapitalization of the Company through an exchange of debt held by related parties for equity. Additional expense related to preparations for an audit of the Company's financial statements for the first time since the fiscal year ended May 31, 1994. Together these costs exceeded $100,000. Additional increases in this expense category reflect the Company's increased attention, manifested in increased travel and communications expense, to its European and Asian customers who together accounted for more than 65% of fiscal year 1999 revenue.

         In addition to the costs identified above, additional increases in the Company's operating and administrative expense arose from a new initiative to acquire a license to the NASBA technology from Organon Teknika. The Company also acquired other licenses for complementing proprietary concepts to render the substrates used in the NASBA reaction thermo stable and to enable rapid detection of the nucleic acid sequences generated during the NASBA reaction. When integrated, these innovations are expected to form the technology platform to support the launch of a family of robust, low-cost, nucleic acid amplification based tests for detection of pathogens in drinking water, in fresh and prepared foods, and in applications related to biological weapons defense.

         Further because of the relatively low-cost characteristics of the NASBA diagnostic tests designed by the Company, a second NASBA license was acquired from Organon Teknika to enable the Company to produce and sell NASBA based diagnostic tests for HIV, Hepatitis and other sexually transmitted diseases in China and Taiwan. The Company believes that a market for these tests exceeding 200 million procedures per year exists in China and adjacent regions. Because management believes it is essential that a China based joint venture company be created and separately capitalized in order to achieve the market potential for NASBA based human diagnostics in this region, the Company incurred significant related travel, communication and legal expense in connection with the license negotiations and presentations to potential joint venture partners in the United States, Japan, China and Taiwan.

         The Company's steps to acquire licenses for NASBA technology and complementing technologies reflect management's belief that the Company has put in place the requisite staff and installed the appropriate manufacturing controls to enable it to supply enzymes to any entity that produces NASBA based diagnostic kits. The identical resources are expected to be employed to develop NASBA based diagnostic products for clinical and environmental applications for LSI's own account. The Company is committed to expansion of its resources to develop NASBA tests through affiliations and collaborations with business partners and academic based scientists. Activities in this sphere are expected to constitute the Company's focus for growth in the intermediate term.

         In addition to the NASBA enzyme mix currently being supplied to Organon and other NASBA licensees, the Company will begin to produce a dried NASBA enzyme mix during the fourth quarter of fiscal year 2000. Dried enzymes and other components in NASBA based diagnostic kits permit the products to be transported and stored in locations where next-day delivery of frozen products and storage at deep-freeze temperatures may not be possible. Additionally, the shelf life of new products is extended by the use of dried test kit components. LSI licensed the enzyme drying technology from Organon Teknika, and management believes the implementation of the enzyme drying technology will enhance its currently advantaged position for NASBA enzyme sales when compared to its competitors.

         The technology used to produce the dried NASBA enzyme mix is equally effective in protecting any of the nucleic acid modifying enzymes used in molecular biology research. The availability of dried enzymes for shipment and short-term storage at ambient temperature is expected to enhance the Company's ability to market it entire offering of enzyme products to North American end users, as well as to distributors world wide, particularly those targeting their sales to the Pacific Rim and Eastern Europe. The availability of dried enzymes precludes the need for transport of enzyme products using dry ice as a refrigerant.

         With respect to specific NASBA based environmental diagnostic products, the Company expects to begin the sale of a NASBA based test for the waterborne pathogen Cryptosporidium parvum in Autumn 2000 under an agreement with Innovative Biotechnologies International. While the test kit will be produced by Innovative, LSI expects to supply all of the molecular biology components of the test kit, including enzymes, primers and other substrates, while Innovative will provide the sample collection and sample preparation components together with a proprietary system and related instrumentation to support analysis of the test results.

         The Company has executed a letter of intent with 1144668 Ontario Ltd ("NumberCo") to form a joint venture to develop and sell NASBA based test for detection of food borne pathogens. NumberCo holds a license to employ the NASBA technology in detection of food-borne pathogens that has its origins in the invention of the NASBA amplification technology and its subsequent sale to Organon Teknika. In addition to the license for use of the NASBA technology, NumberCo owns a completed NASBA based test for detection of Listeria monocytogenes, a food borne pathogen that was implicated in the FDA mandated destruction of more than 30 million pounds of prepared foods within the past 12 months. The Company expects to manufacture and sell NumberCo's test for Listeria monocytogenes.

         To support the planned test for Listeria and other environmental and clinical diagnostic targets that the Company expects to develop and market, the Company has acquired via a license from Innovative the identical detection and analysis technology used with Innovative's test for C. parvum. This detection system represents a significant advance in the technologies for assessment of the outcome of nucleic acid amplification and related events. While nearly every competing method or instrument relies on the examination of emissions of light from fluorescent or luminescent events, the LSI NASBA tests will rely on the measurement of low level electrical signals from an electrochemical reaction, or the detection of changes in color that are machine readable or readily detectable to the unaided eye. In either version of the technology, the detection instrument is expected to be market priced at approximately $1,000, compared to 10 to 50 times that amount for instruments generally used to support competing nucleic acid detection and analysis technologies. Further, because of the sensitivity and relative simplicity of the electrochemical detection system, the time required to carry out the analysis phases of a nucleic acid amplification reaction can be reduced to approximately 5 minutes compared to the 1 to 2 hours required for some competing methods.

         In December 1999, the Company executed a letter of understanding with the Centers for Disease Control ("CDC"), an agency of the U.S. government, that obligates CDC to negotiate solely with LSI on a cooperative research and development agreement to develop a NASBA based test for detection of Norwalk-like viruses ("NLV"). This group of food borne pathogens is estimated to cause approximately

23 million cases of food related illness annually in the U.S. The contemplated agreement is expected to provide for the transfer to the Company of certain U.S. Government owned intellectual property (patents, patent applications and trade secrets) related to NLV in exchange for the Company's direct and in-kind funding to the CDC for development of the test. The Company's effort with the CDC is focused on the development of tests to support the CDC programs in active and passive surveillance for food borne pathogens. Because tests used in this manner are not employed in the diagnosis of human disease, but rather in the identification of the locus for episodic outbreaks of NLV infections, the Company believes that it will be able to begin marketing the NLV test without approvals by the U.S. Food and Drug Administration or other regulatory agencies. Since the contemplated test for NLV will have applications beyond public health related surveillance, including clinical diagnosis, the Company expects to enter into one or more OEM sale arrangements with a major clinical diagnostics supplier and to jointly seek appropriate regulatory approvals and certifications after the start of initial sales of the test product. Work on NLV test related development effort is scheduled to begin in Spring 2000.

         The Company has executed a letter of intent to form a joint venture to pursue in equal ownership with Life Sciences Corp. (an unrelated entity) and Accident Prevention Plus the development, operation and/or marketing of alcohol interlock services and a combination breath alcohol detector based motor vehicle ignition interlock with a motor vehicle data logger. Certain license rights and proprietary technologies would be utilized by the proposed joint venture to participate in an anticipated expansion in federally-mandated usage of alcohol interlock devices nationwide, as well as expected combinations of the interlock devices and data logger to perform a variety of functions, including monitoring, magnetically storing and/or simultaneously transmitting to other locations records of vehicle performance (e.g., vehicle speed, acceleration and deceleration rates, engine speed) and monitoring of operator behavior (e.g., signs of drowsiness) and related warning alarms.

         The expansion of the Company's product offering to include NASBA based tests for environmental pathogens, together with the introduction of dried enzyme preparations and a renewed focus on end-user customers, will require increases in staff and financial resources allocated to marketing. Additional staff also will be required to produce increased amounts of molecular biology enzymes. Management believes that these activities can be readily supported from projected improvements in the Company's cash flows.

         With respect to product development, the Company is presently seeking a capital commitment in the range of $6 to $10 million to support the proposed China joint venture's plan to complete clinical trials in China on a low-cost virus-load test for HIV before the end of calendar year 2000. Management believes successful completion of this initial clinical trial will be sufficient to attract the additional capital required to expand the range of NASBA based human diagnostic products to be approved by the cognizant regulatory agencies and offered for sale in China. These additional funds also will be employed to develop the requisite distribution relations to foster sales of the products throughout the Chinese subcontinent.

         The Company faces similar challenges with respect to funding the development of additional diagnostic products for detection of food and water borne pathogens and biowarfare agents. Management believes development funds from governmental and private agencies with interests in public health and alliances with strategic corporate partners will complement the Company's internally funded development efforts.

         The Company was restructured during fiscal 1999. The Company sold a parcel of its land to an unrelated party and, in a separate transaction with the entity holding a mortgage on all the Company's real estate and owned by the Company's President and Chairman and members of his family, sold its remaining land together with its office and laboratory facilities. The first transaction resulted in a gain of approximately $195,000 while the latter, when combined with related forgiveness of accrued interest and of a related note payable, resulted in an increase in paid-in capital of slightly more than $1.1 million. In another group of transactions, the Company's Chairman and President, his brother and related entities agreed to convert existing loans in the principal amount of $568,829 made by them to the Company into shares of Common Stock of the Company at the fair market values on the dates of conversion.

Liquidity and Capital Resources

         During the five years ended May 31, 1999, the Company had operating losses aggregating $1,695,739, and during those years relied on loans and advances from related entities to fund its operations. The elimination of interest for the past two fiscal years, further loans and advances from the same related entities during that period, and cash from the sale of vacant land at the end of fiscal 1999 have been the primary sources of working capital to sustain the Company's operations.

         Net cash used in operating activities in fiscal 1999 was $260,919 compared to $72,421 in fiscal 1998. Net cash in fiscal 1999 was used primarily to fund the fiscal 1999 operating loss. After taking into account the increase of $230,382 in accrued interest payable, the net cash in fiscal 1998 was used mainly to fund the net loss and an almost $200,000 fourth quarter increase in accounts receivable.

         While the Company's cash needs will increase in fiscal 2000, management expects that an increase in revenues, improvements in gross margin for certain of its enzyme products and the elimination of interest expense will assure sufficient working capital for all of the Company's expanded operations expected to be internally funded.

         In late calendar 1999, the Company experienced resurgence in enzymes sales from its Pacific Rim distributors, and at the beginning of fiscal year 2000 a substantial increase in enzyme orders from its most significant customer, Organon Teknika. Revenues of slightly more than $1.1 million through the end of the third quarter of fiscal 2000 indicate that total revenues for fiscal year 2000 will exceed 1999 revenues of $1,084,181.

         The Company is pursuing negotiations with respect to a proposed supply agreement with an expected term of more than two years with respect to supplying Organon Teknika with the group of enzymes for its nucleic acid amplification based clinical diagnostic kits. Because LSI would be the sole source supplier of NASBA enzymes to Organon Teknika, this proposed supply agreement is expected to be complemented by two additional agreements with Organon Teknika which would be intended to assure the continuity of Organon Teknika's supply of the NASBA enzymes. A proposed facilities management agreement and a proposed license agreement would provide, in essence, that in the event LSI were to be unable to deliver the NASBA enzymes to Organon Teknika at a scheduled time, Organon Teknika would, via the provisions of these proposed agreements, advance the Company approximately $200,000 in cash through a one-time, forward purchase of substrates used in the production of the AMV reverse transcriptase component of the NASBA enzyme mix. Under the provisions of these proposed supplemental agreements, Organon Teknika would also be entitled to directly supervise the production of the NASBA enzymes in LSI's facilities until LSI were to restore its capability to make timely delivery of the enzymes. The amounts advanced to LSI by Organon Teknika would be credited on a prorata basis (with respect to quantity of enzyme delivered to Organon Teknika in each consignment) against future deliveries by the Company of the NASBA enzymes to Organon Teknika.

ITEM 7. FINANCIAL STATEMENTS.

         Registrant incorporates herein by this reference the accountants' report, the financial statements and the related notes appearing in the exhibit attached hereto as Exhibit 99.1. Each of the items incorporated herein by reference is listed as part of the description of Exhibit 99.1 in Item 13(a) of this report by reference to the page where it appears or begins in Exhibit 99.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS, EXECUTIVE OFFICERS AND NOMINEES

         Each of the directors and executive officers of the Company as of May 31, 1999 is shown in the following table, as are all persons presently nominated to become a director or an executive officer of the Company. The following table also sets forth certain additional information regarding those persons, including their respective beneficial ownership of Common Stock, and the beneficial Common Stock ownership of all directors and executive officers of LSI as a group. Beneficial ownership of Common Stock is set forth as of May 31, 1999 and as of April 26, 2000.


     NAME
    AND AGE                      POSITION(S) WITH                                            BENEFICIAL
      OR                             LSI AND                         PERIOD      CURRENT       COMMON         PERCENT
   IDENTITY                    PRINCIPAL OCCUPATION                 SERVED AS     TERM          STOCK           OF
   OF GROUP                    DURING LAST 5 YEARS                  DIRECTOR     EXPIRES      OWNERSHIP        CLASS
-------------                  -------------------                  ---------    -------    -------------   ----------
Simon Srybnik   Director, Chairman, Chief Executive Officer,          1963        2000     2,369,323 (1)    56.46% (1)
 83             President and Treasurer; nominee for re-election      until      Annual
                as a director; a New York based industrialist          2000      Meeting
                active in a number of closely held
                businesses, including Kerns Manufacturing
                Corp. and S&S Machinery Corp., whose
                activities include precision manufacturing
                and merchandising of industrial equipment

Steven Victor   Director(2); for more than the past five               1993(2)    2000(2)        -0-          -0-
M.D.            years, a dermatologist with his own                   until     Annual
 49             practice in New York, New York                         2000      Meeting


Alex A. Burns   Vice President and Secretary; nominee for              N/A         N/A       350,100 (3)     7.70% (3)
 59             election as a director; employed by the Company
                since 1984, and its General  Manager for more than
                the past five years

Norman J.       Nominee for election as a director; for more than      N/A         N/A           -0-          -0-
Marcus          the past five years, a psychiatrist and Chief of
M.D.            Pain Service and Director of New York Pain
 59             Treatment Program, Lenox Hill Hospital
                (1983-1998) and Clinical Associate Professor
                in Anesthesiology and Psychiatry, NYU School
                of Medicine (1999-present)

All directors, executive                                                                   2,719,423 (4)    59.81% (4)
officers and nominees
as a group (4 persons)

(1) See notes (2) and (5) to the table presented as part of Item 11 of this Amendment No. 1 to Annual Report on Form 10-KSB, which note is incorporated herein by this reference.

(2) Dr. Victor resigned as a director on April 20, 2000.

(3) Includes 350,000 shares of Common Stock subject to presently exercisable stock options held by Mr. Burns, which shares are considered to be outstanding for purposes of calculating the percentage shown for him and at note 3 to this table.

(4) See the other notes to this table.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act and applicable regulations require all officers, directors and persons who beneficially own more than 10% of the Common Stock (collectively, the "Reporting Persons") to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, and to furnish copies to the Company. Specific due dates for these reports have been established by statute and the Commission. LSI is required to report herein specified information regarding failures to file such reports on a timely basis during the most recent fiscal year or prior fiscal years. Based on its review of available records, the Company believes that all Section 16(a) filing requirements applicable to the Reporting Persons have been complied with during LSI's past nine fiscal years, except as shown in the following table.

  Name of Reporting
Person and Position(s)                              No. of            No. of
       with LSI                                  Late Reports      Transactions
----------------------                           ------------      ------------

Alex A. Burns; executive officer and                   5                 3
nominee for election as a director

Kerns Manufacturing Corp.; more than                   4                 2
10% beneficial owner

Charles M. Kleim; officer                              4                 2

Julius B. Srybnik; more than 10%                       8                 7
beneficial owner

Louis D. Srybnik; more than 10%                       16                11
beneficial owner

Simon Srybnik; executive officer,                     14                12
director and nominee for re-election
as a director, and more than 10%
beneficial owner

Sutton Investing Corp.; more than                      2                 1
10% beneficial

Steven Victor; former director(1)                      2                 1

---------------

(1) No reports filed. Resigned as a director April 20, 2000.


ITEM 10. EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information with respect to compensation awarded, earned or paid during the three fiscal years ended May 31, 1999 to Simon Srybnik and Alex A. Burns, the Company's only two executive officers, for their service in all capacities to LSI and its subsidiary.

                           SUMMARY COMPENSATION TABLE


                                                                                          Long Term
                                                                                         Compensation
                                                       Annual Compensation                  Awards
                                                   -----------------------------         -------------
                                                                        Other             Securities
                                       Fiscal                          Annual             Underlying          All Other
Name and Principal Positions            Year        Salary          Compensation            Options          Compensation
----------------------------           ------      --------         ------------         -------------       ------------
Simon Srybnik, Chairman of the          1999          -0-                -0-                 -0-                 -0- (1)
Board, Chief Executive Officer and      1998          -0-                -0-                 -0-                 -0-
President                               1997          -0-                -0-                 -0-                 -0-

Alex A. Burns                           1999        $35,000              -0- (2)         350,000 (3)             -0-
Vice President and General Manager      1998        $35,000              -0-                 -0-                 -0-
                                        1997        $35,000              -0-                 -0-                 -0-

(1) Expenses in connection with Mr. Srybnik's performance of his duties for LSI are either paid directly by the Company or reimbursed to him.

(2) The Company makes a leased automobile available for use by Mr. Burns. The dollar value of any personal use of the automobile is excluded from the table because the amount thereof, if any, is less than 10% of his annual salary.

(3) Represents two options granted to Mr. Burns in 1999. See the text and table following the caption "Option Grants in Last Fiscal Year" below.


         OPTIONS GRANTS IN LAST FISCAL YEAR. The follow table sets forth certain information with respect to the grant of stock options during fiscal 1999 to Alex A. Burns. Mr. Burns is the only individual named in the summary compensation table that received any stock option grants during 1999. These options were granted with an option exercise price of not less than 100% of the fair market value of the underlying Common Stock on the date of the grant.


                                                               Individual Grants
                               -----------------------------------------------------------------------------------
                                                               Percentage
                                                            of Total Options
                               Number of Securities       Granted to Employees
                                Underlying Options                 in              Exercise or Base     Expiration
     Name                           Granted                   Fiscal Year            Price /Share          Date
     ----                      --------------------       --------------------     ----------------     ----------
Alex A. Burns                       350,000(1)                  72.92%                  $0.405           05/26/09

(1) Represents two options, one of which for 150,000 shares was granted under the Company's 1990 Employee Stock Option Plan. The other option was granted as a "non-statutory" stock option outside of the terms of that plan.

         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES. The following table sets forth certain information with respect to all options held by Alex A. Burns at May 31, 1999. Mr.

Simon Srybnik, the only other executive officer of the Company, does not hold any options granted by LSI.


                                                                                Number of Securities        Value of
                                                                                     Underlying           Unexercised
                                                                                 Unexercised Options      In-the-Money
                                                                                      at FY-End        Options at FY-End
                                 Shares Acquired                                    Exercisable/          Exercisable/
     Name                          on Exercise             Value Realized           Unexercisable        Unexercisable
     ----                        ---------------           --------------       --------------------   -----------------
Alex A. Burns                       - - - (1)                - - - (1)              350,000 (2)/            N/A(3)/
                                                                                       - 0 -                 N/A

(1) Mr. Burns did not exercise any options during fiscal 1999.

(2) Options covering these shares were granted to Mr. Burns in fiscal 1999.

(3) No amount is shown because the option exercise price of $0.405 with respect to these options exceeds the reported quotation price of $0.25 per share in the over-the-counter market at fiscal 1999 year-end.

         COMPENSATION OF DIRECTORS. Directors are not compensated for their service on the Board of Directors. Expenses for attendance at meetings of the Board are either paid directly by the Company or reimbursed to directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         No person or any "group" [as that term is used in section 13(d)(3) of the Exchange Act] is known to the Company to own beneficially more than 5% of the outstanding Common Stock as of May 31, 1999 or as of April 26, 2000, except as described in the following table. Beneficial ownership of Common Stock is shown as of May 31, 1999 and as of April 26, 2000.


           NAME AND ADDRESS                         AMOUNT AND NATURE                           PERCENT OF
          OF BENEFICIAL OWNER                    OF BENEFICIAL OWNERSHIP                          CLASS
          -------------------                    -----------------------                      --------------
Alex A. Burns                                         350,100 (1)                              7.70% (1)
2900 - 72nd Street North
St. Petersburg, Florida 33710

Julius B. Srybnik                                   1,950,738 (2) (3)                         46.48% (2) (3)
140 - 53rd Street
Brooklyn, New York 11232

Louis D. Srybnik                                    2,011,230 (2) (4)                         47.92% (2) (4)
140 - 53rd Street
Brooklyn, New York 11232

Simon Srybnik                                       2,369,323 (2) (5)                         56.46% (2) (5)
140 - 53rd Street
Brooklyn, New York 11232

Kerns Manufacturing Corp.                             656,909 (6)                             15.65% (6)
3714 - 29th Street
Long Island City, New York 11101

Sutton Investing Corp.                                774,453 (7)                             18.45% (7)
140 - 53rd Street
Brooklyn, New York 11232

(1) See note (3) to the table presented as part of Item 9 of this Amendment
    No. 1 to Annual Report on Form 10-KSB, which note is incorporated herein by this reference.

(2) Includes an aggregate of 1,784,088 shares beneficially owned, directly or indirectly, by seven corporations (including the two named in the table text) directly or indirectly owned by Julius B., Louis D. and Simon Srybnik, each of whom directly or indirectly owns one-third of the outstanding stock of each of the entities and shares in the voting and/or investment power with respect to the LSI Common Stock owned by such entities. Accordingly, these same 1,784,088 shares are shown in the table as beneficially owned by each of Julius B., Louis D. and Simon Srybnik.

(3) Includes direct ownership of 166,650 shares, of which 150 shares are held as custodian for his son Jed Srybnik.

(4) Includes direct ownership of 227,142 shares.

(5) Includes direct ownership of 585,235 shares.

(6) Includes 612,465 shares owned directly and an additional 44,444 shares owned by a wholly owned subsidiary, Apex Organization, Inc. All of these shares are also shown in the table as beneficially owned by each of Julius B., Louis D. and Simon Srybnik. See note (2) to this table.

(7) These shares are also shown in the table as beneficially owned by each of Julius B., Louis D. and Simon Srybnik. See note (2) to this table.

         Information with respect to the beneficial ownership of Common Stock by directors, nominees to become directors, and executive officers of Registrant is set forth in the table presented as part of Item 9 of this Amendment No. 1 to Annual Report on Form 10-KSB. That information is incorporated herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During a period of more than five years preceding June 1, 1998, which date was the beginning of the Company's 1999 fiscal year, various business entities owned directly or indirectly in equal shares by Simon Srybnik and his two brothers, Louis D. and Julius B. Srybnik, and Simon Srybnik and Louis D. Srybnik individually, provided various loans in amounts that were required, when combined with the limited revenues of LSI during the period, to allow LSI to continue in business and to carry out only those activities absolutely essential to its survival. Simon Srybnik is a director of the Company, a nominee for re-election as a director of the Company, and is the Company's Chairman, Chief Executive Officer and President. He and his two brother may be considered to be the "parents" of LSI within the meaning of the Exchange Act by virtue of their direct and indirect beneficial ownership of LSI Common Stock. See the tabular information and related notes set forth in Item 11 of this Amendment No. 1 to Annual Report on Form 10-KSB.

     While there may have been some upward and downward fluctuations in the total amounts due to these affiliated parties during the period, from May 31, 1993 to May 31, 1998 the aggregate amount of the indebtedness to these related parties, including interest and other charges, increased from approximately $707,000 to approximately $2,425,000. The rates of interest on these loans during this period was typically between 10.5% and 11.5%, and was 10.5% during fiscal 1998. No interest accrued on this debt subsequent to May 31, 1998. During fiscal 1998, the aggregate amount of this related party indebtedness increased by approximately $186,648 to reach the total of approximately $2,425,000 at May 31, 1998. In the fiscal year ended May 31, 1999, the principal of this indebtedness increased by $103,165 (net). All of this indebtedness was eliminated through restructuring transactions between the Company and these related parties in fiscal 1999.

         Approximately $905,000 of the total of this indebtedness was eliminated through the conversion in April and May 1999 of a total of $568,829 of principal into 1,399,927 shares of the Company's Common Stock and the forgiveness by the creditors of the balance. Louis D. Srybnik agreed in April 1999 to accept 57,142 shares of Common Stock at $0.4375 per share in payment and discharge of the $25,000.00 principal amount of a debt due to him in connection with his earlier loan to the Company. In May 1999 Simon Srybnik and certain of the business entities controlled by him and his two brothers (Kerns Manufacturing Corp., Industrial Renting Corp., Continental Salvage Corp., Sutton Investing Corp., S&S Machinery Corp., and Apex Organization, Inc.) agreed to accept an aggregate of 1,342,785 shares of Common Stock at $0.405 per share in payment and discharge of the $543,829.39 aggregate principal amount of indebtedness represented by various separate loans made by them to LSI over the prior years. Interest and other charges due on these debts were forgiven in these stock issuance transactions. The prices at which the shares were issued in these transactions were each equal to the approximate mean between the last available reported bid and ask prices of the Common Stock in the over-the-counter market prior to the respective dates of the transactions. Kerns Manufacturing Corp. was a more than 10% beneficial owner of the Common Stock prior to the May 1999 transaction and increased its ownership through it, and Sutton Investing Corp. became a more than 10% beneficial owner of the Common Stock through that transaction.

         Also in May 1999, the Company sold an outlying parcel of its land to an unaffiliated neighboring business for $200,000 cash. In a separate transaction on the same day with a related business entity, the Company sold all of its remaining real estate and entered into a lease for the laboratory and office facilities it historically owned and occupied. The latter sale transaction satisfied $859,075 of the principal amount of a mortgage on the property and, via forgiveness of interest and other amounts, extinguished an additional approximately $764,000 of real estate related indebtedness. The Company's aggregate historical cost from the 1960's of all of the land and building improvements was less than $500,000. The aggregate of the sales prices in these two real estate sale transactions was slightly greater than an appraisal secured about a year earlier of the entire property. The mortgage satisfaction real estate transaction and the lease transaction were effected with 186-194 Imlay Street Realty Corp. ("Imlay Street Realty"), one of the business entities equally owned by Simon, Louis D. and Julius B. Srybnik.

         Imlay Street Realty leases the laboratory and office facilities of the Company to the Company under a five year lease expiring in 2004. The lease of the approximately 24,000 facility in St. Petersburg, Florida provides for an annual rental for the initial two years of $90,000. The rent is subject to adjustment each two years thereafter to reflect current market rental rates, but not less than the initial rate.

         As described in the text following the caption "Option Grants in Last Fiscal Year" under Item 10 of this Amendment No. 1 to Annual Report on Form 10-KSB, the Company granted Alex A. Burns, an executive officer of LSI, a nominee for election as a director of the Company and the beneficial owner of more than 5% of the Common Stock, options covering 350,000 shares of Common Stock in fiscal 1999. As indicated in that text, these options were granted with an option exercise price of not less than 100% of the fair market value of the underlying Common Stock on the date of the grants.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.


Exhibit No.                         Description of Exhibit
----------                          ----------------------
       3          Certificate of Incorporation and Bylaws of Registrant,
                  incorporated herein by this reference to the amended
                  Registration Statement filed with the Securities and Exchange
                  Commission on or about January 29, 1968
--------------------------------------------------------------------------------
       10.1       1988 Employee Stock Option Plan of Life Sciences, Inc.
--------------------------------------------------------------------------------
       10.2       1990 Employee Stock Option Plan of Life Sciences, Inc.
--------------------------------------------------------------------------------
       10.3       License Agreement dated July 9, 1998 between Organon Teknika
                  B.V and Registrant
       10.4       License Agreement dated March 31,1999 between Organon Teknika
                  B.V and Registrant
       10.5       Addendum dated September 28, 1999 to License Agreement
                  between Organon Teknika B.V and Registrant
--------------------------------------------------------------------------------
       10.6       April 9, 1999 agreement between LSI and Louis D. Srybnik
                  for issuance to him of 57,142 shares of LSI Common Stock in liquidation of indebtedness due to him
--------------------------------------------------------------------------------
       10.7       Contract for Purchase and Sale of Real Estate, May 8, 1999,
                  between LSI and Cavaform, Inc.
--------------------------------------------------------------------------------
       10.8       Contract for Purchase and Sale of Real Estate, dated May
                  21, 1999, between Registrant and 186 - 194 Imlay Street
                  Realty Corp.
--------------------------------------------------------------------------------
       10.9       Driveway Easement Agreement, dated May 27, 1999, between LSI and Cavaform, Inc.
--------------------------------------------------------------------------------
       10.10      May 27, 1999 agreement among LSI and Simon Srybnik, Kerns
                  Manufacturing Corp., Industrial Renting Corp., Continental
                  Salvage Corp., Sutton Investing Corp., S&S Machinery Corp.
                  and Apex Organization, Inc. for issuance to them of an
                  aggregate of 1,342,785 shares of LSI Common Stock in
                  liquidation of separate indebtedness due to them
--------------------------------------------------------------------------------
       10.11      June 15, 1999 letter of intent between LSI and 1144668
                  Ontario Ltd.
--------------------------------------------------------------------------------
       10.12      Sublicense Agreement dated July 29, 1999 between Registrant and Innovative Biotechnologies International, Inc.
--------------------------------------------------------------------------------
       10.13      Letter of understanding dated November 21, 1999 between LSI and the Viral Gastroenteritis Section of the Centers for
                  Disease Control and Prevention
--------------------------------------------------------------------------------
       10.14      Letter of intent dated February 9, 2000 among Registrant,
                  Accident Prevention Plus, Inc. and Life Sciences Corporation
--------------------------------------------------------------------------------
       27.1       Financial Data Schedule at and for year ended May 31, 1999
--------------------------------------------------------------------------------
       99.1       Financial Statements Required to be Filed by Item 7 of Report

                                                                                       Page Number
                                                                                     in Exhibit 99.1
                                                                                     ---------------

                    Report of Independent Certified Public Accountants                     1
                    Consolidated Balance Sheets as of
                          May 31, 1999 and 1998                                            2
                    Consolidated Statements of Operations for
                          the years ended May 31, 1999 and 1998                            3
                    Consolidated Statement of Stockholders'
                          Equity (Deficit) for the years ended
                          May 31, 1999 and 1998                                            4
                    Consolidated Statements of Cash Flows
                          for the years ended May 31, 1999 and 1998                        5
                    Notes to Consolidated Financial Statements                             6

(B)      REPORTS ON FORM 8-K.

         Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LIFE SCIENCES, INC.

Date: April 28, 2000                      By: /s/ SIMON SRYBNIK
                                              -------------------------------
                                                  Simon Srybnik, Chairman
                                                  and Chief Executive Officer

         In accordance with the Exchange Act, this Amendment No. 1 to the Annual Report on Form 10-KSB of Life Sciences, Inc. for the fiscal year ended May 31, 1999 has been signed below by the following persons on behalf of Registrant, and in the capacities and on the dates indicated.


/s/  SIMON SRYBNIK                 Director, Chairman, CEO,                   April 28, 2000
---------------------------        and President
     Simon Srybnik                   (Principal Executive Officer)

/s/ CHARLES M. KLEIM               Controller                                 April 28, 2000
---------------------------
    Charles M. Kleim

                                  EXHIBIT INDEX


Exhibit No.                         Description of Exhibit
-----------                         ----------------------
       3          Certificate of Incorporation and Bylaws of Registrant,
                  incorporated herein by this reference to the amended
                  Registration Statement filed with the Securities and Exchange
                  Commission on or about January 29, 1968
--------------------------------------------------------------------------------
       10.1       1988 Employee Stock Option Plan of Life Sciences, Inc.
--------------------------------------------------------------------------------
       10.2       1990 Employee Stock Option Plan of Life Sciences, Inc.
--------------------------------------------------------------------------------
       10.3       License Agreement dated July 9, 1998 between Organon Teknika
                  B.V and Registrant
       10.4       License Agreement dated March 31,1999 between Organon Teknika
                  B.V and Registrant
       10.5       Addendum dated September 28, 1999 to License Agreement
                  between Organon Teknika B.V and Registrant
--------------------------------------------------------------------------------
       10.6       April 9, 1999 agreement between LSI and Louis D. Srybnik
                  for issuance to him of 57,142 shares of LSI Common Stock in liquidation of indebtedness due to him
--------------------------------------------------------------------------------
       10.7       Contract for Purchase and Sale of Real Estate, May 8, 1999,
                  between LSI and Cavaform, Inc.
--------------------------------------------------------------------------------
       10.8       Contract for Purchase and Sale of Real Estate, dated May
                  21, 1999, between Registrant and 186 - 194 Imlay Street
                  Realty Corp.
--------------------------------------------------------------------------------
       10.9       Driveway Easement Agreement, dated May 27, 1999, between LSI and Cavaform, Inc.
--------------------------------------------------------------------------------
       10.10      May 27, 1999 agreement among LSI and Simon Srybnik, Kerns
                  Manufacturing Corp., Industrial Renting Corp., Continental
                  Salvage Corp., Sutton Investing Corp., S&S Machinery Corp.
                  and Apex Organization, Inc. for issuance to them of an
                  aggregate of 1,342,785 shares of LSI Common Stock in
                  liquidation of separate indebtedness due to them
--------------------------------------------------------------------------------
       10.11      June 15, 1999 letter of intent between LSI and 1144668
                  Ontario Ltd.
--------------------------------------------------------------------------------
       10.12      Sublicense Agreement dated July 29, 1999 between Registrant and Innovative Biotechnologies International, Inc.
--------------------------------------------------------------------------------
       10.13      Letter of understanding dated November 21, 1999 between LSI and the Viral Gastroenteritis Section of the Centers for
                  Disease Control and Prevention
--------------------------------------------------------------------------------
       10.14      Letter of intent dated February 9, 2000 among Registrant,
                  Accident Prevention Plus, Inc. and Life Sciences Corporation
--------------------------------------------------------------------------------
       27.1       Financial Data Schedule at and for year ended May 31, 1999
--------------------------------------------------------------------------------
       99.1       Financial Statements Required to be Filed by Item 7 of Report

                                                                                       Page Number
                                                                                     in Exhibit 99.1
                                                                                     ---------------

                    Report of Independent Certified Public Accountants                     1
                    Consolidated Balance Sheets as of
                          May 31, 1999 and 1998                                            2
                    Consolidated Statements of Operations for
                          the years ended May 31, 1999 and 1998                            3
                    Consolidated Statement of Stockholders'
                          Equity (Deficit) for the years ended
                          May 31, 1999 and 1998                                            4
                    Consolidated Statements of Cash Flows
                          for the years ended May 31, 1999 and 1998                        5
                    Notes to Consolidated Financial Statements                             6