Form 10KSB
period 2000-05-31
LIFE SCIENCES INC
filed 2000-09-13
CIK 59401

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________


                         Commission file number 0-5099


                              LIFE SCIENCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           DELAWARE                                       59-0995081
-------------------------------                --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to the Form 10-KSB. [ ].

         Registrant's revenues for its fiscal year ended May 31, 2000 were approximately $1,475,000.

         The aggregate market value of the Common Stock held by non-affiliates on September 6, 2000, based on the closing sale price of the Common Stock on that day on the OTC bulletin board ($1.250), was $1,791,818.70.

         As of September 6, 2000 there were 4,196,670 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of registrant's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days of May 31, 2000 in connection with registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

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

         In 1998 the Company shut down a joint venture then engaged in the incineration of biomedical waste and in 1999 sold an outlying parcel of land to an unaffiliated neighboring business and, in a separate transaction in fiscal year 1999, sold all of its remaining real estate and entered into a lease for the laboratory and office facilities it historically occupied. The latter sale transaction satisfied the $859,075 principal amount of a mortgage on the property and extinguished the additional mortgage indebtedness secured by the property. The Company also eliminated in 1999 an additional $568,829 of principal amount of indebtedness through its conversion into 1,399,927 shares of the Company's Common Stock. In the mortgage satisfaction transaction and the conversion of debt to equity transactions, interest and other amounts aggregating approximately $1,100,000 were forgiven and extinguished. The mortgage satisfaction transaction, the lease transaction, the conversion of debt to equity transactions, and the forgiveness of indebtedness transactions, were each effected with parties affiliated with LSI in a 1999 restructuring of the Company.

         While revenues during the most recent three fiscal year period beginning June 1, 1997 increased from approximately $1,068,000 to approximately $1,476,000, the Company did not have a material operating profit during that time. Those revenues, the deferral of payment of Registrant's facilities rent obligation for fiscal 2000, and loans from affiliated parties allowed the Registrant to continue in business and in fiscal year 2000 permitted the Company to increase its inventories by 185%. Fiscal year 2000 inventories increased to slightly more than $431,000 in anticipation of increased sales of certain enzyme products during fiscal year 2001. The increases in inventory will also satisfy one of several requirements of a multiple-year supply agreement the Company entered into with it largest customer in May 2000. During fiscal year 2000, the Company also increased its intellectual property related assets by slightly more than $135,000. The number of individuals employed by the Registrant remained relatively constant during the three year period.

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

         In fiscal year 1999, the Company expanded its production capability to include the two enzymes of bacterial origin that in combination with AMV reverse transcriptase are required to carry out nucleic acid amplification using nucleic acid sequence based amplification ("NASBA"). NASBA is a proprietary method for rapid test-tube synthesis of billions of copies of specific fragments of RNA or DNA. NASBA technology, now owned by Organon Teknika B.V. ("Teknika" or "Organon Teknika"), a business unit of Akzo Nobel, B.V., and licensed to other diagnostic manufacturers, is primarily employed in products for assessment of human health to identify the presence and concentration of viral (virus load) and bacterial pathogens in the body fluids of patients with diseases such as HIV infection.

         In addition to the sale of enzymes produced in its own facilities, the Company also sells enzymes produced by others, as well as products that arise from the combination of these enzymes with other substrates into kits used to carry out certain specific molecular biology reactions. These products include:

         AMV RT cDNA SYNTHESIS KIT - a product designed to maximize the test tube synthesis of full-length cDNA to provide an optimal template for polymerase chain reaction (PCR) based amplification and other experimental techniques; and

         NASBA RESEARCH KIT - a product utilized for nucleic acid amplification that is uniquely suited for the amplification of RNA.

         Organizations engaged in the production and sale of nucleic acid based diagnostic products and molecular biology research products, together with individuals involved in basic genetic research and the development of genetically engineered products, are currently the Company's primary customers for its enzyme products.

         The Registrant currently derives most of its revenue from the sale of two enzymes, AMV reverse transcriptase and T7 RNA polymerase. When used in combination with the enzyme RNase-H, these products in proprietary combinations are used to cause the directed amplification, or copying, of specific segments of RNA or DNA. This method, along with LSI's enzymes, are employed by the Company and certain of its customers in the identification of pathogens involved in various human diseases and their presence as contaminants in water and other materials that may be ingested by humans.

         The Company sells its molecular biology enzyme products directly to end users who carry out nucleic acid related research and product development at universities and diagnostic and pharmaceutical manufacturers. Direct mail and internet-based communication are employed in these efforts. The Company also sells its enzyme products to diagnostic kit manufactures, primarily in Europe and Asia where the Company also utilizes independent distributors for distribution of its products in molecular biology research markets. In addition, the Company sells a significant portion of its enzyme production to other manufacturers or resellers who either use the product as a component in kits of their own manufacture, or resell the enzymes in combination with other substrates to end users. The Company employs four professional scientists and eight technicians in its enzyme operations.

         During fiscal year 2000, nearly 50% of the Company's revenues were derived from the sale of a special combination of three of LSI's internally produced enzyme products to a single clinical diagnostic manufacturer. A supply agreement executed in May 2000 with this manufacturer, Organon Teknika, is expected to require the Company to supply the enzymes at a rate of approximately $500,000 per year until January 2003. During the fiscal year ended May 31, 2000, an amount of the NASBA enzymes substantially in excess of $500,000 was sold to Organon Teknika by the Company. Also during the fiscal year ended May 31, 2000, the Company was dependent on a single Asian independent distributor for an additional 18% of its enzyme-related revenues.

         The Company has begun development of products for rapid detection of biological contaminants in environment related locations (drinking water and air), as well as in food and certain samples used to identify the causative agent of certain human diseases. All of the Company's planned environmental and clinical diagnostic products for detection of viral or bacterial pathogens are based on Organon Teknika's NASBA technology. The Company has licensed the NASBA technology from Organon Teknika for certain specific applications, and expects to reach agreement with other unaffiliated parties to expand the scope of LSI's NASBA related activities. The NASBA method employs some the Company's internally produced enzyme products in conjunction with other substrates to cause rapid replication (amplification) of specific segments of nucleic acids. Confirmation of the presence of large numbers of a single segment of RNA or DNA after the amplification reaction is the basis for determination of the identity of contaminating viruses or bacteria.

         In 1998 Registrant entered into the second of two agreements with Innovative Biotechnologies, Inc. ("Innovative"), a Niagara Falls, New York company, to provided technical and financial support in the development of a NASBA based test for the waterborne pathogen, Cryptosporidium parvum. This development effort was successfully completed in the Fall of 1999, and in calendar 2000 the Company expects to begin supplying to Innovative all of the molecular biology components of the C. parvum test, as well as distribution of the complete test in certain areas of the World. The Company expects to independently develop additional NASBA based tests for waterborne pathogens.

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

         In July 2000 the Company executed a letter of intent with Foshan, Guangdong, China based Vamed Medical Instruments Co. Ltd.("Vamed"), and Beijing Aokai Automation System Engineering Co. ("BAKASC"), a Beijing, China company, to form a joint venture to continue the current business of Vamed and produce and sell nucleic acid based diagnostic products and molecular biology research products in China (including Taiwan) and other countries in the region. Life Sciences is to hold 51% of the equity in the new venture, and would appoint two members of a four member Board of Directors. The current operations of Vamed, the production of an enhanced external counterpulsation ("EECP") apparatus, are to be absorbed into the proposed joint venture together with all other assets of Vamed. The initial capitalization of the joint venture would exceed US$1 million.

         Key among Vamed's assets is its United States Food and Drug Administration (FDA) GMP certification for production of medical instrumentation at its Foshan facility. Currently Vasomedical, Inc., a Westbury, New York company, distributes within the U.S. most of Vamed's production of the EECP devices. Vasomedical holds a license for all distribution of Vamed's EECP device outside China.

         The EECP instrument is an external blood circulation assist device that through a one hour per day course of treatment for 30 consecutive days stimulates the growth of new blood vessels at the heart. See http://www.eecp.com. In a series of clinical studies in China and the U.S. over the past decade that were recently confirmed in a publication from the Mayo Clinic, EECP therapy has been determined to relieve the pain related from angina in over 85% of the subjects who did not respond to widely used drug therapies through mechanically increasing the blood flow to the heart muscle.

         While the Company's opportunities for sale of NASBA related products in China are detailed in later sections of this report, the Registrant also contemplates early calendar 2001 start-up of sales of components of nucleic acid based diagnostic kits for detection of pathogenic organisms to its planned China based joint venture in order that that joint venture would be able to supply complete diagnostic kits on an OEM basis to a China based clinical diagnostic laboratory currently performing in excess of one million nucleic acid based diagnostic tests annually. The planned kits would incorporate enzymes produced by LSI and others, together with chemical substrates that are very similar to those used in NASBA reaction. While these OEM products may require approval from the cognizant Chinese regulatory agency, approval will rest largely on the equivalence of the tests to be produced by the Company with those currently being produced internally by the diagnostic service laboratory. The Company's management believes that such approvals would not require more than six months.

         In addition to its enzyme related activities, the Company has continued its development of a light based analyzer and related sensors for real-time detection of certain chemicals in the air and in aqueous solutions. This work, begun more than five years ago with U.S. Department of Energy funding in conjunction with Lockheed Martin Corp., was slowed in recent years by the Company's limited working capital. However, the Company's activity in this area led to the February 2000 execution of a letter of intent with Life Sciences Corp. ("LSC"), an unaffiliated, Gaithersburg, Maryland company, and Accident Prevention Plus, LLC ("APP"), a Hauppauge, New York company, to form a joint venture that would operate state-wide alcohol interlock services initially in the states of Florida and Georgia. This letter of intent further contemplates the development and sale of a novel motor vehicle safety related device that combines a breath alcohol detector based motor vehicle ignition interlock with a motor vehicle data logger. The proposal anticipates a to-be-completed definitive agreement that, among other things, is expected to obligate LSC to make available to the proposed joint venture a breath alcohol analyzer based ignition interlock, as to which LSC holds an exclusive license for distribution in North America, and a license to proprietary software that it has developed and currently uses to support state-wide alcohol interlock programs in 13 states. The contemplated definitive agreement is similarly expected to obligate APP to grant a license to the joint venture to utilize APP's proprietary software and related hardware design for a motor vehicle data logger. The letter of intent provides for equal holdings in the proposed venture by each of APP, LSC and the Company.

         The formation of the proposed joint venture with LSC and APP anticipates rapidly expanding mandated usage of alcohol interlock devices nationwide, as individual states enact legislation and administrative policies to satisfy certain requirements related to monitoring of motor vehicle operators with multiple DUI convictions. Such monitoring or impoundment of vehicles is mandated in provisions of the U.S. Transportation Equity Act for the 21st Century (TEA 21) that take effect in October 2000. The potential for successful, rapid extension of alcohol interlock programs into a large number of states with relatively modest requirements for capital is enhanced by the combination of the interlock devices and data logger.

         In addition to applications of the proposed integrated instrument related to monitoring the breath alcohol level of a motor vehicle operator prior to starting the vehicle, and from time to time during the course of the vehicle's operation, the data logger component of the device would monitor and magnetically store a record of salient parameters associated with the vehicle's performance. Information related to vehicle speed, acceleration and deceleration rates, engine speed, etc. for over 600 hours of vehicle operation may be stored on a credit card like device, or communicated in real time to other locations via modem.

         The participants in this proposed joint venture expect to extend the range of applications of the integrated data logger / interlock to embrace monitoring of vehicle operator behavior, including sensors and alarms to detect and warn of drowsiness.

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

         The Company holds a separate nonexclusive license to produce and sell products incorporating a proprietary liposome-based technology for rapid, low cost electrochemical or colormetric detection and analysis of the outcome of the nucleic acid amplification events engendered in the NASBA reaction.

         The Company also holds a license to produce and sell a renewable chemical reagent sensor, the FlowProbe, for real time detection of inorganic and organic chemical contaminants in water and other aqueous solutions.

         In addition to the foregoing, LSI also holds an annually renewable concession from the University of Florida Research Foundation that will permit the Company to operate a contingent production facility at the Sid Martin Biotechnology Center, an affiliate of the University of Florida, for emergency production of LSI's enzyme products using pre-positioned substrates. The availability of a contingent production facility is a necessary condition of a multi-year enzyme supply arrangement between the Company and Organon Teknika.

ENVIRONMENTAL MATTERS

         The Company believes it is in compliance with all relevant federal, state and local environmental regulations, and does not expect to incur significant costs in the foreseeable future to maintain compliance with such regulations.

EMPLOYEES

         At May 31, 2000, the Company employed 21 people, including ten professional employees.

RESEARCH AND DEVELOPMENT

         Product development expenses were $118,298 in fiscal 1999 and $163,730 in fiscal 2000. Of these amounts, the majority in 1999 was applied to the expansion of the Company's offering of enzyme products and the creation of novel formulations of the enzymes used in the NASBA reaction in order to satisfy the revised requirements of a major customer. The same enzyme formulations will be used in the NASBA based diagnostic products that will be produced by the Company. In 2000 the bulk of the expense was applied to development of licensed technologies that will be essential to the Company's successful commercialization of NASBA based diagnostic tests. These technologies included methods and apparatus to prepare dried, thermostable enzymes and other substrates used in the NASBA reaction, and a low cost, rapid detection system for detection and enumeration of the RNA amplicons arising from the NASBA reaction. Lesser amounts in 2000 were applied to preliminary experimentation related to the Company's proposed development along with the Centers for Disease Control of a NASBA based test for the detection of the food borne pathogen, Norwalk-like viruses ("NLV"). The remaining amounts were applied in both years to the development of a real time analyzer and related sensors for real-time detection of chemical contaminants in water and air.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases a facility of approximately 24,000 square feet at 2900 - 72nd Street North, St. Petersburg, Florida 33710 under the terms of a five-year lease expiring in 2004. Minimum annual rental under the lease is $90,000, the payment of which for fiscal 2000 has been deferred. Until May 1999 the Company owned this property. At that time, Registrant sold the property to an affiliated entity in satisfaction of the mortgage indebtedness held by the affiliate on the property. See notes 9 and 10 to Registrant's audited financial statements referred to in Item 7 of this Annual Report on Form 10-KSB.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         LSI held its 2000 Annual Meeting of Stockholders on June 6, 2000, and commenced the solicitation of proxies for that meeting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-KSB. Action taken at the meeting by the stockholders of the Company involved the election of three directors, the approval of the 2000 Employee Stock Option Plan of LSI, and the ratification of the appointment of the Company's accountants.

         Simon Srybnik, Norman J. Marcus, M.D., and Alex A. Burns were each elected as one of the three directors of the Company at the meeting to hold office until the next annual meeting and until their respective successors are elected and qualified. Each of Simon Srybnik, Dr. Marcus and Mr. Burns received 3,805,538 votes for election as a director of the Company. No votes were withheld in the election of any of the three directors of LSI. Abstentions and broker non-votes are not recognized in the election of directors.

         The 2000 Employee Stock Option Plan of LSI was approved by the Company's stockholders by a vote of 3,805,538 in favor and none against. There were no abstentions or broker non-votes with respect to the approval of the stock option plan.

         The appointment by LSI's Board of Directors of Grant Thornton LLP as the Company's independent accountants was ratified by stockholders of LSI by a vote of 3,805,538 in favor and none against. There were no abstentions or broker non-votes with respect to this issue.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         The Common Stock of the Company is inactively traded in low volumes in the over-the-counter (bulletin board) market under the symbol "LFSC" or "LFSCE". The high and low reported bid prices of the Common Stock for the periods indicated are set forth in the following table:

                                                HIGH              LOW
                                             BID PRICES        BID PRICES
                                             ----------        ----------

YEAR ENDED MAY 31, 1999:

         First Quarter                          $1.187           $0.100
         Second Quarter                         $0.875           $0.312
         Third Quarter                          $0.312           $0.200
         Fourth Quarter                         $0.562           $0.220

YEAR ENDED MAY 31, 2000:

         First Quarter                          $0.300           $0.250
         Second Quarter                         $1.125           $0.250
         Third Quarter                          $0.937           $0.125
         Fourth Quarter                         $2.250           $0.160

         The preceding quotations were reported through market makers or other inter-dealer quotation medium. Those quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not reflect actual transactions, particularly given the infrequency of reported transactions.

HOLDERS

         At September 6, 2000 there were approximately 1,200 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         There were no securities sold by Registrant during the fiscal year ended May 31, 2000 covered by this Annual Report on Form 10-KSB.

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

         Due to the Company's history of operating losses and continued reliance on loans and advances from related parties, the Company's independent certified public accountants have qualified their report dated August 23, 2000 on the Company's financial statements as to a going concern uncertainty. The following commentary within management's discussion and analysis addresses the Company's plans with regard to these matters and subsequent events that have a direct bearing on these matters.

         Fiscal year 2000 revenues of approximately $1.48 million from the sale of molecular biology enzymes represented a 36% increase on the sales of the same enzymes during 1999. A significant amount of the increase arose from accelerated sales to Registrant's largest customer, Organon Teknika B.V., the Netherlands based manufacturer of clinical diagnostics products, of a novel combination of three enzymes. That combination is utilized by Teknika in its proprietary NASBA based viral diagnostic products. The accelerated purchases were made in order for Teknika to build a buffer stock of the critical test kit component represented by the three enzymes. In May 2000 a supply agreement was executed between the Company and Teknika (the "Supply Agreement") regarding its purchase of the combination of three enzymes from LSI until January 2003. The Company currently projects sales of the NASBA enzymes to Teknika and other NASBA licensees of slightly less than $1 million for the fiscal year ending May 31, 2001.

         The Company's fiscal year 2000 enzyme sales to its Pacific Rim customers remained essentially at the level reached during the final quarter of the 1999 fiscal year, following a sharp decline in the first half of fiscal year 1999.

         Between fiscal years 1999 and 2000, the cost of sales of enzyme products fell as a percentage of sales from 46% to 44%. This decline, coupled with increased enzyme related revenues, enabled the Registrant to achieve a $233,000 increase in operating income between the two periods.

         Expenses related to the operating and administrative elements of the Company's operations declined 4% to slightly less than $580,000. This reduction was achieved in the face of an increase of slightly more than $90,000 in legal, accounting and related costs attendant to the Registrant's renewed efforts to comply with SEC reporting requirements and increased marketing expense of almost $40,000 incurred to support the Company's planned introduction of an expanded offering of products into the end-user, molecular biology research market during fiscal year 2001.

         Research and development expense during fiscal year 2000 reflected a 17% increase over the prior year, reaching almost $139,000. Substantially all of these expenditures were directed to continued development of NASBA related technologies to enable the Company to introduce NASBA based environmental diagnostic products and otherwise exploit the technology licenses acquired in previous periods. In addition to licenses that will enable Registrant to develop and sell NASBA based diagnostic products, the Company earlier acquired licenses for technologies used to render the enzymes and other substrates used in the NASBA reaction into a dried, thermostable format and a second proprietary method that enables low cost, rapid detection and enumeration of the nucleic acid sequences generated during the NASBA reaction. When integrated, these innovations are expected to form the technology platform necessary to support the commercial launch of a family of robust, low-cost, nucleic acid amplification based tests for detection of pathogens in drinking water, in fresh and prepared foods, and in applications related to biological weapons defense.

         Further, because of the relatively low-cost characteristics of the NASBA diagnostic tests designed by the Company, a second NASBA license acquired from Organon Teknika is expected to enable the Company to produce and sell NASBA based diagnostic tests for HIV, Hepatitis and other sexually transmitted diseases in China and Taiwan. The Company believes that a market for these tests exceeding 200 million procedures per year exists in China and adjacent regions. Because management believes it is essential that a China based joint venture company be created and separately capitalized in order to achieve the market potential for NASBA based human diagnostics in this region, the Company continues to incur significant travel, communication and legal expense in connection with the license negotiations and presentations to potential joint venture partners in the United States, Europe, Japan and China.

         The Company's steps to acquire licenses for NASBA and complementing technologies reflect management's belief that the Company has put in place the requisite staff and installed the appropriate manufacturing controls to enable it to supply enzymes to any entity that produces NASBA based diagnostic kits. The identical resources are expected to be employed to develop NASBA based diagnostic products for clinical and environmental applications for LSI's own account. The Company is committed to expansion of its resources to develop NASBA tests through affiliations and collaborations with business partners and academic based scientists. Activities in this sphere are expected to constitute the Company's focus for growth in the intermediate term.

         In addition to the NASBA enzymes being supplied to Teknika and a NASBA enzyme mix currently being supplied to other NASBA licensees, the Company began during the first quarter of fiscal year 2001 to produce a dried NASBA enzyme mix. Enzymes and other components used in the NASBA reaction can be dried into a pellet in precisely measured amounts and in this manner are rendered thermostable until reconstituted with diluents or buffers of various kinds. The dried pellets may be shipped at ambient temperature and stored for extended periods at temperatures above freezing. Thermal stability during transport and storage add substantial value to molecular biology products. Costs associated with mandated air transport using dry ice or other refrigerants are eliminated, and the shelf life of products is extended, thus reducing spoilage. Most importantly, many constraints on the locations where tests may be performed are substantially relaxed with dried substrates.

         The Company's management believes the implementation of the enzyme drying technology will enhance its currently advantaged position for NASBA enzyme sales when compared to its competitors, as well as improve the Company's ability to market it entire offering of enzymes and related products to North American end users and to distributors and diagnostic kit manufacturers world wide. Further, the availability of dried substrates is seen by management as the key to the successful development and commercialization of tests intended for point-of-collection (POC) determination of the presence of pathogenic organisms. Whether employed in the detection of biological warfare agents, inspection of processing operations in the production of prepared foods, drinking water and a host of other products that are ingested by man, or on-location diagnosis of human disease, dried diagnostic substrates portend significant changes in a variety of arenas in which biological tests are employed.

         With respect to specific NASBA based environmental diagnostic products, the Company expects to begin the sale of a NASBA based test for the waterborne pathogen Cryptosporidium parvum in Autumn 2000 under an agreement with Innovative Biotechnologies International, Inc. While the test kit will be produced by Innovative, LSI expects to supply all of the molecular biology components of the test kit, including enzymes, primers and other substrates. Innovative will provide the sample collection and sample preparation components, together with a proprietary system and related instrumentation to support analysis of the test results.

         The Company has executed a letter of intent with 1144668 Ontario Ltd ("NumberCo") to form a joint venture to develop and sell NASBA based test for detection of food borne pathogens. NumberCo holds a license to employ the NASBA technology in detection of food-borne pathogens that has its origins in the invention of the NASBA amplification technology and its subsequent sale to Organon Teknika. In addition to the license for use of the NASBA technology, NumberCo owns a completed NASBA based test for detection of Listeria monocytogenes, a food borne pathogen that according to the Centers for Disease Control and Prevention's most recent estimates has the highest rate of hospitalization caused by food borne pathogens (92% of cases) and the second highest rate of food related deaths among hospitalized victims (20%). Indeed, because of heightened Food Safety and Inspection Service inspection of certain food products, over 32 million pounds of ready-to-eat meat products were recalled by U.S. food processors during 1999. When development and regulatory approval of this test for Listeria is completed, the Company expects that the test's accuracy, speed and ease of use will enable food processors to carry out in-process and final-process testing of impacted food products and reduce the need for product recalls.

         To support the planned tests for Listeria and other environmental and clinical diagnostic targets the Company expects to develop and market, the Company has acquired via license or collaborative internal development low-cost, man-readable (with the unaided eye) or machine-readable methods for detection and analysis of nucleic acid amplification events. The machine-readable tests will be supported by field portable instrument systems that take advantage of recent advances in electrochemistry or spectral analysis. When combined with methods that feature optical fiber or optical wave-guide based delivery of photogenic energies, extremely energy efficient, compact instruments can be developed. The Company's management believes the detection and analysis of amplified nucleic sequences will constitute a significant advance in the technologies for assessment of the outcome of nucleic acid amplification and related events. Management also believes the economies associated with the production of these instruments by Vamed, LSI's proposed China based, FDA GMP compliant joint venture partner, will enhance the economic competitiveness of the Company's NASBA diagnostic products. In either version of the technology, the detection instrument is expected to be market priced at approximately $1,000, compared to 10 to 50 times that amount for instruments generally used to support competing nucleic acid detection and analysis technologies. Further, because of the sensitivity and relative simplicity of the electrochemical detection system, the time required to carry out the analysis phases of a nucleic acid amplification reaction can be reduced to approximately five minutes compared to the one to two hours required for some competing methods.

         In December 1999 the Company executed a letter of understanding with the Centers for Disease Control and Prevention ("CDC"), an agency of the U.S. government, that obligates CDC to negotiate solely with LSI on a cooperative research and development agreement to develop a NASBA based test for detection of Norwalk-like viruses ("NLV"). This group of food borne pathogens is estimated to cause approximately 23 million cases of food related illness annually in the U.S. The contemplated agreement is expected to provide for the transfer to the Company of certain U.S. Government owned intellectual property (patents, patent applications and trade secrets) related to NLV in exchange for the Company's direct and in-kind funding to the CDC for development of the test.

         The Company's effort with the CDC is focused on the development of tests to support the CDC's programs in active and passive surveillance for food borne pathogens. Because tests used in this manner are not employed in the diagnosis of human disease, but rather in the identification of the locus for episodic outbreaks of NLV infections, the Company believes it will be able to begin marketing the NLV test without approvals by the U.S. Food and Drug Administration or other regulatory agencies. However, because the contemplated test for NLV will have applications beyond public health related surveillance, including clinical diagnosis, the Company expects to enter into one or more OEM sale arrangements with a major clinical diagnostics supplier and jointly seek appropriate regulatory approvals and certifications after the start of initial sales of the test product. Substantial preliminary work in collaboration with CDC on NLV detection related methods has been completed. Follow on work that is expected to lead to the development of patentable primers for NASBA amplification of templates from most or all of the several subspecies of NLV will begin during the second quarter of fiscal year 2001.

         While LSI has until now focused its efforts with respect to nucleic acid amplification on Organon Teknika's NASBA technology, a recent court case has opened other possibilities to the Company. A 1999 U.S. District Court decision in the matter of Hoffman La Roche and Roche Molecular Systems vs. Promega Corp. has stripped patent protection from the enzyme, Taq polymerase ("Taq"). This action opens the market for enzyme producers and others who may wish to produce enzymes and other substrates to support polymerase chain reaction ("PCR") amplification technology. Taq is the key enzyme used in the PCR reaction. While Taq is inherently thermostable, many of the other enzymes and other substrates employed in some PCR reactions are thermo labile, making PCR-related products candidates for application of proprietary enzyme drying technology used by LSI under license.

         While the commercial market for Taq is approximately $200 million annually, the enzyme is the backbone of the PCR biochemical reaction which supports diagnostic and analytic markets that together generate over $3 billion in revenue annually for major clinical diagnostic manufacturers and other. While LSI will not be competing for those billions in revenues, it anticipates being a supplier to those markets. Because loss of patent protection will increase competition among producers of Taq, LSI's management believes the availability of low cost Taq will reduce both the cost and risk of LSI's entry into the market of selling dried, measured dose components including Taq, that may be used in PCR reactions. Indeed, during the 2001 fiscal year LSI's management projects the sale of dried substrates to support over one million PCR reactions, primarily to manufacturers who produce PCR based analytical and diagnostic products. These sales are projected by management to increase the Registrant's revenues by approximately $1 million during fiscal 2001.

         In July 2000 the Company executed a letter of intent with Vamed Medical Instruments Co. Ltd.("Vamed"), a Foshan, Guangdong, China based company, and Beijing Aokai Automation System Engineering Co.("BAKASC"), a Beijing, China company, to form a joint venture to continue the current business of Vamed and produce and sell nucleic acid based diagnostic products and molecular biology research products in China (including Taiwan) and other countries in the region. LSI would hold 51% of the equity in the new venture, and appoint two members of a four member Board of Directors. The current operations of Vamed, the production of an Enhanced External Counterpulsation ("EECP") apparatus, would be absorbed into the proposed joint venture together with all other assets of Vamed. The initial capitalization of the joint venture would exceed US$1 million, of which US$600,000 would be cash.

         Key among Vamed's assets is its United States Food and Drug Administration (FDA) GMP certification for production of medical instrumentation at its Foshan facility. Currently Vasomedical, Inc., a Westbury, New York company, distributes in the U.S. most of Vamed's production of the EECP devices. Vasomedical's exclusive license for distribution of the EECP device includes all countries of the World except China.

         The EECP instrument is an external blood circulation assist device that, through a one hour per day course of treatment for 30 consecutive days, stimulates the growth of new blood vessels at the heart. In a series of clinical studies in China and the U.S. over the past decade that were recently confirmed in a publication from the Mayo Clinic, EECP therapy has been determined to relieve the pain related from angina in over 85% of the subjects who did not respond to widely used drug therapies through mechanically increasing the blood flow to the heart muscle.

         The recent confirmatory studies of the efficacy of EECP therapy and its approval for Medicaid reimbursement were both achieved within the past nine months, and LSI believes that U.S. sales of the EECP device will strengthen within the coming months. Indeed, Vasomedical's revenues from sales of EECP devices increased almost 300% for the nine months ended February 29, 2000, compared to the same period in 1999. LSI's management currently projects that EECP related revenues for the proposed Vamed/LSI (Foshan) company would be nearly US$2 million for the 12 months ending December 31, 2000.

         In August 2000 the Company began talks with Organon Teknika to expand the scope of the relationship between the two organizations. The proposals under consideration include Organon Teknika's cooperation with the Registrant and its proposed China based joint venture to accelerate the introduction of NASBA based diagnostic products in China and the formation of a joint venture between LSI and Organon Teknika's Rockville, Maryland based subsidiary, Advance Biosciences Laboratories ("ABL"). The proposed joint venture with ABL is intended to enhance LSI's capability to develop NASBA based test for pathogenic organisms, owing to ABL's successful history in developing NASBA based assays. The Company's management also believes the proposed joint venture with ABL would permit LSI to speed the introduction of NASBA based environmental and food diagnostic products into the U.S. and European markets, as well as catalyze the development of NASBA based clinical diagnostic products to be sold by the Company's proposed China based joint venture.

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

         The expansion of the Company's product offering to include NASBA based tests for environmental pathogens, together with the introduction of dried enzyme preparations, to include PCR related substrates, and a renewed focus on end-user customers, will require increases at LSI in staff and financial resources allocated to marketing. Additional LSI staff also will be required to produce increased amounts of molecular biology enzymes. Management believes these activities can be readily supported from projected improvements in the Company's cash flows.

         With respect to product development, the Company is presently seeking a capital commitment in the range of $6 to $10 million to support the proposed China joint venture's plan to complete clinical trials in China on a low-cost, virus-load test for HIV before the end of calendar year 2000. Management believes successful completion of this initial clinical trial will be sufficient to attract the additional capital required to expand the range of NASBA based human diagnostic products to be approved by the cognizant regulatory agencies and offered for sale in China. These additional funds also will be employed to develop the requisite distribution relationships to foster sales of the products throughout the Chinese subcontinent.

         The Company also faces challenges with respect to funding the development of additional diagnostic products for detection of food and water borne pathogens and biowarfare agents. Management believes development funds from governmental and private agencies with interests in public health and alliances with strategic corporate partners will complement the Company's internally funded development efforts.

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

Liquidity and Capital Resources

         During the five years ended May 31, 2000, the Company had operating losses aggregating $1,453,799, and during those years relied on loans and advances from related entities to fund its operations. The elimination of interest for the fiscal years 1998, 1999 and 2000, further loans and advances from the same related entities during that period, and cash from the sale of vacant land at the end of fiscal 1999, have been the primary sources of working capital to sustain the Company's operations.

         Net cash used in operating activities in fiscal 2000 was $32,451 compared to $260,919 in fiscal 1999. Net cash in fiscal 2000, together with substantial increases in accrued expenses and a moderate increase in accounts payable, was used primarily to fund a $280,000 increase in inventories. The Company's management deemed such increases to be necessary in order to meet projected increased sales of enzyme products during fiscal year 2001 and to satisfy the need for uninterrupted production of the Company's enzyme products as described in the May 25, 2000 Supply Agreement between the Company and it largest customer, Organon Teknika, BV.

         While the Company's cash needs will increase in fiscal 2001, management expects that an increase in revenue and improvements in gross margin for certain of its enzyme products will assure sufficient working capital for all of the Company's expanded operations expected to be internally funded.

         The Supply Agreement with Organon Teknika provides for LSI to supply the NASBA enzymes to Teknika until January 2003. Because LSI is expected to be the sole source supplier of NASBA enzymes to Organon Teknika during this period, this agreement was complemented by two additional agreements with Organon Teknika which, with the Supply Agreement, are intended to assure the continuity of Organon Teknika's supply of the NASBA enzymes. A Facilities Management Agreement and a related License Agreement provide, in essence, that in the event LSI were to be unable to deliver the NASBA enzymes to Organon Teknika at the scheduled times, Organon Teknika would, via the provisions of these agreements, advance the Company approximately $200,000 in cash through a one-time, forward purchase of substrates used in the production of the AMV reverse transcriptase component of the NASBA enzyme mix. Under the provisions of the two supplemental agreements, Organon Teknika is entitled to directly supervise the production of the NASBA enzymes in LSI's facilities until LSI restores its capability to make timely delivery of the enzymes. The amounts advanced to LSI by Organon Teknika would be credited on a prorata basis (with respect to quantity of enzyme delivered to Organon Teknika in each consignment) against future deliveries by the Company of the NASBA enzymes to Organon Teknika.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Registrant incorporates herein by this reference the information contained under the caption "ELECTION OF DIRECTORS" through the text under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement to be filed with the Commission in accordance with
Section 14(a) of Exchange Act, within 120 days after May 31, 2000 (the "Definitive Proxy Statement").

ITEM 10. EXECUTIVE COMPENSATION.

         Registrant incorporates herein by this reference the information in the Definitive Proxy Statement under the caption "ELECTION OF DIRECTORS" beginning with the sub-caption "Board Meetings, Committees and Remuneration" up to the sub-caption "Transactions with Certain Related Persons".

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Definitive Proxy Statement is incorporated by Registrant herein by this reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Registrant incorporates herein by this reference the information in the Definitive Proxy Statement under the sub-caption "Transactions With Certain Related Persons".

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B.

         Exhibit No.         Description of Exhibit
         ----------          ---------------------------------------------------
             3               Certificate of Incorporation and Bylaws of
                             Registrant, incorporated herein by this reference to the amended Registration Statement filed with the Securities and Exchange Commission on or about
                             January 29, 1968

           *10.1             1988 Employee Stock Option Plan of Life Sciences,
                             Inc.

           *10.2             1990 Employee Stock Option Plan of Life Sciences,
                             Inc.

        **10.2.1             2000 Employee Stock Option Plan of Life Sciences,
                             Inc.

           *10.3 License Agreement dated July 9, 1998 between Organon Teknika BV and Registrant

           *10.4 License Agreement dated March 31, 1999 between Organon Teknika BV and Registrant

           *10.5 Addendum dated September 28, 1999 to License Agreement between Organon Teknika BV and Registrant

           *10.6             April 9, 1999 agreement between LSI and Louis D.
                             Srybnik for issuance to him of 57,142 shares of LSI Common Stock in liquidation of indebtedness due to him

           *10.7 Contract for Purchase and Sale of Real Estate, May 8, 1999, between LSI and Cavaform, Inc.

           *10.8 Contract for Purchase and Sale of Real Estate, dated May 21, 1999, between Registrant and 186 - 194 Imlay Street Realty Corp.

           *10.9 Driveway Easement Agreement, dated May 27, 1999, between LSI and Cavaform, Inc.

           *10.10 May 27, 1999 agreement among LSI and Simon Srybnik, Kerns Manufacturing Corp., Industrial Renting Corp., Continental Salvage Corp., Sutton Investing Corp., S&S Machinery Corp. and Apex Organization, Inc. for issuance to them of an aggregate of 1,342,785 shares of LSI Common Stock in liquidation of separate indebtedness due to them

           *10.11 June 15, 1999 letter of intent between LSI and 1144668 Ontario Ltd.

           *10.12 Sublicense Agreement dated July 29, 1999 between Registrant and Innovative Biotechnologies International, Inc.

           *10.13 Letter of understanding dated November 21, 1999 between LSI and the Viral Gastroenteritis Section of the Centers for Disease Control and Prevention

           *10.14 Letter of intent dated February 9, 2000 among Registrant, Accident Prevention Plus, Inc. and Life Sciences Corp.

            10.15 Supply Agreement dated May 25, 2000 between Registrant and Organon Teknika BV

            10.16 Facilities Operation Agreement dated May 25, 2000 between Registrant and Organon Teknika BV

            10.17 License Agreement dated May 25, 2000 between Registrant and Organon Teknika BV

            10.18 Letter of Intent dated July 18, 2000 among Registrant, Vamed Medical Instruments Co. Ltd. and a Beijing Aokai Automation System Engineering Co.

            10.19 Side Letter dated July 18, 2000 to July 18, 2000 Letter of Intent from principal owners of Vamed Medical Instruments Co. Ltd.

            27.1             Financial Data Schedule at and for the year ended
                             May 31, 2000

            99.1 Financial Statements Required to be Filed by Item 7 of Report:

--------------------------------------------------------------------------------

                                                                 Page Number
                                                             Within Exhibit 99.1
                                                             -------------------
           Report of Independent Certified Public Accountants         1
           Consolidated Balance Sheets as of
                    May 31, 2000 and 1999                             2
           Consolidated Statements of Income for
                    the years ended May 31, 2000 and 1999             3
           Consolidated Statement of Stockholders' Equity
                    for the years ended May 31, 2000 and 1999         4
           Consolidated Statements of Cash Flows
                    for the years ended May 31, 2000 and 1999         5
           Notes to Consolidated Financial Statements                 6
--------------------------------------------------------------------------------

* Incorporated herein by this reference to the Form 10-KSB/A filed with the Securities and Exchange Commission on May 1, 2000.
** Incorporated herein by this reference to Exhibit A to Registrant's definitive proxy statement dated May 24, 2000 filed with the Securities and Exchange Commission on May 25, 2000.

(B) REPORTS ON FORM 8-K.

         Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, Registrant has caused this Annual Report on Form 10-KSB for the fiscal year ended May 31, 2000 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     LIFE SCIENCES, INC.

Date: September 13, 2000                             By: /s/ SIMON SRYBNIK
                                                     ---------------------------
                                                     Simon Srybnik, Chairman
                                                     and Chief Executive Officer

         In accordance with the Exchange Act, this Annual Report on Form 10-KSB of Life Sciences, Inc. for the fiscal year ended May 31, 2000 has been signed below by the following persons on behalf of Registrant, and in the capacities and on the dates indicated.

/s/ SIMON SRYBNIK          Director, Chairman, CEO,           September 13, 2000
----------------------     and President
    Simon Srybnik

/s/ ALEX A. BURNS          Director, Vice President           September 13, 2000
---------------------      and Secretary
    Alex A. Burns

/s/ NORMAN J. MARCUS       Director                           September 13, 2000
---------------------
    Norman J. Marcus

/s/ CHARLES M. KLEIM       Controller                         September 13, 2000
---------------------
    Charles M. Kleim